Form 10QSB
period 1995-05-27
HEI INC
filed 1995-07-17
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MAY 27, 1995 ("THIRD QUARTER, FISCAL 1995") or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                 to
                                         ---------------    -----------------

          Commission File Number 0-10078
          ------------------------------

                                    HEI, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                      41-0944876
          ---------                                      ----------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

          PO Box 5000, 1495 Steiger Lake Lane, Victoria, MN       55386
          -------------------------------------------------       -----
               (Address of principal executive offices)         (Zip Code)

          Issuer's Telephone number, including area code:  (612) 443-2500
                                                           --------------

                       None
                       ----
          Former name, former address and former
          fiscal year, if changed since last report.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

3,791,597 Common Shares, par value $0.05, were outstanding as of May 27, 1995.

This Form 10-QSB consists of 11 pages.

Table of Contents                                                  HEI, Inc.
- ----------------------------------------------------------------------------

          Part I - Financial Information


          Item 1.  Financial Statements

                   Balance Sheet...............................         3

                   Statement of Operations.....................         4

                   Statement of Cash Flows.....................         5

                   Notes to Financial Statements................        6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..     7


          Part II - Other Information


          Item 6.  Exhibits and Reports on Form 8-K................     10

          Signatures...............................................     11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                               3


HEI, INC. BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------------------------------------------

                                                                    May 27, 1995     August 31, 1994
                                                                    ------------     ---------------
  ASSETS                                                            (Unaudited)
  Current assets:
     Cash and cash equivalents                                          $1,593              $1,579
     Short-term investments                                              3,239                 718
                                                                         -----               -----
                                                                         4,832               2,297
     Accounts receivable, net                                            2,891               3,421
     Inventories                                                         2,036               1,829
     Prepaid expenses and other                                             85                  98
- -------------------------------------------------------------------------------------------------------------------
  Total current assets                                                   9,844               7,645

- -------------------------------------------------------------------------------------------------------------------

  Property and equipment:
     Land                                                                  184                 184
    Building and improvements                                            1,398               1,398
    Fixtures and equipment                                               5,276               4,732
    Property under capital leases                                          138                 138
    Accumulated depreciation and amortization                           (4,000)             (3,450)

- -------------------------------------------------------------------------------------------------------------------
  Net property and equipment                                             2,996               3,002

- -------------------------------------------------------------------------------------------------------------------
  Total assets                                                         $12,840             $10,647
- -------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                      $923                $704
    Accrued liabilities                                                    981                 906
    Income taxes payable                                                   318                 366

- -------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                              2,222               1,976

- -------------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Undesignated stock; 5,000,000 shares authorized,
      none issued
    Common stock, $.05 par; 10,000,000 shares
      authorized; 3,791,597 and 3,685,520 shares
      issued and outstanding                                               190                 184
    Paid-in capital                                                      6,133               5,918
    Retained earnings                                                    4,295               2,569

- -------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                            10,618               8,671

- -------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                           $12,840             $10,647

- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

HEI, INC. STATEMENT OF OPERATIONS (UNAUDITED)                                 4
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------


                                                     Three Months Ended                 Nine Months Ended
                                                May 27, 1995   May 28, 1994        May 27, 1995   May 28, 1994
- -------------------------------------------------------------------------------------------------------------------
Net sales                                             $6,134         $4,767             $18,005        $11,040

Cost of sales                                          4,806          3,274              13,026          7,952
- -------------------------------------------------------------------------------------------------------------------

  Gross profit                                         1,328          1,493               4,979          3,088

- -------------------------------------------------------------------------------------------------------------------
Operating expenses:

  Selling, general
  and administrative                                     608            585               1,842          1,602

  Research, development
  and engineering                                        194            160                 578            495

- -------------------------------------------------------------------------------------------------------------------

Operating income                                         526            748               2,559            991

- -------------------------------------------------------------------------------------------------------------------

Other (income) expense, net                              (69)           (10)               (165)           (55)
- -------------------------------------------------------------------------------------------------------------------

Income before income taxes                               595            758               2,724          1,046

- -------------------------------------------------------------------------------------------------------------------

Income taxes                                             231            273                 998            387

- -------------------------------------------------------------------------------------------------------------------

Net income                                              $364           $485              $1,726           $659

- -------------------------------------------------------------------------------------------------------------------

Net income per common share                             $.09           $.13                $.44           $.17

- -------------------------------------------------------------------------------------------------------------------

Weighted average number of
common and common equivalent
shares outstanding                                 3,904,768      3,870,530           3,891,215      3,852,882

- -------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC. STATEMENT OF CASH FLOWS (UNAUDITED)                                 5
(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

Nine months ended                                                   May 27, 1995        May 28, 1994
- -------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                              $1,726                $659
  Depreciation and amortization                                              565                 465

- -------------------------------------------------------------------------------------------------------------------
CHANGES IN CURRENT OPERATING ITEMS:
 Accounts receivable                                                         530              (1,177)
 Inventories                                                                (207)             (1,030)
 Prepaid expenses and other                                                   13                (173)
 Accounts payable                                                            219                 526
 Accrued liabilities                                                         117                 (22)
 Income taxes payable                                                        (48)               (133)

- -------------------------------------------------------------------------------------------------------------------
 Net change in current operating items                                       624              (2,009)

- -------------------------------------------------------------------------------------------------------------------
 NET CASH FLOW PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES                                                                2,915                (885)

- -------------------------------------------------------------------------------------------------------------------
CASH FLOW USED FOR INVESTING ACTIVITIES:
  Short-term investments                                                  (2,521)                (21)
  Additions to property and equipment                                       (559)               (637)

- -------------------------------------------------------------------------------------------------------------------
NET CASH FLOW USED FOR INVESTING ACTIVITIES                               (3,080)               (658)

- -------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments for obligations under
  capital leases                                                             (42)                (40)
  Issuance of common shares                                                  221                 121
  Tax benefit of nonqualified stock options                                  458

- -------------------------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED BY FINANCING
ACTIVITIES                                                                   179                 539

- -------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          14              (1,004)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,579               1,148

- -------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,593                $144

- -------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                             $  2                $  6
  Income taxes paid                                                        1,064                 209

- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements have been prepared by the Company, without audit, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1994. Interim results of operations for the nine month period ended May 27, 1995 may not necessarily be indicative of the results to be expected for the full year.

(2) INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


(Dollars in thousands)                      May 27, 1995    August 31, 1994
                                            ------------    ---------------
                                             (Unaudited)
    Purchased parts                               $1,776             $1,715
    Work in process                                  989                820
    Finished goods                                   256                172
    Allowance for excess or obsolete stock          (985)              (878)
                                               ---------          ----------
                                                  $2,036             $1,829
                                               ---------          ---------
                                               ---------          ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                   HEI, INC.
- -------------------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $2,915,000 for the nine months ended May 27, 1995. This included net income of $1,726,000, non-cash depreciation and amortization of $565,000, and a net reduction of $624,000 in current operating items for the first nine months of fiscal 1995. The current operating items reduction included increased accounts payable of $219,000, increased accrued liabilities of $117,000 and decreased receivables of $530,000, partially offset by increased inventories of $207,000. The inventory increase is primarily due to increased work in process toward customer scheduled build requirements.

Accounts receivable average days outstanding were 43 days of as of May 27, 1995 as compared to 55 days for the same period a year ago. Inventory turns were 9.6 turns as of May 27, 1995 as compared to 6.5 turns for the same period a year ago. The inventory turn increase is primarily due to higher shipments and lower inventories for the three month period ended May 27, 1995.

In March 1995, the Company completed a new financing agreement which provides for a $3,000,000 revolving line of credit. As of May 27, 1995, there were no borrowings under the line. Borrowings under this agreement would be collateralized by accounts receivable. The agreement contains certain restrictive covenants including limitations on obtaining other borrowings and requiring maintenance of specified financial levels and ratios for net income, tangible net worth and debt to tangible net worth. Borrowings are limited to $3,000,000 or the borrowing base, which is 80% of eligible accounts receivable. Interest on the borrowings is, at the Company's option, the lender's prime rate of interest or 2% above the lender's LIBOR rate.

During fiscal 1995, the Company intends to invest approximately $1.0 million in capital equipment and manufacturing facility improvements. These additions are deemed necessary in order to strengthen the Company's infrastructure while maintaining its concentration on further quality improvements and market expansion in fiscal 1995. It is anticipated that most, if not all, of these expenditures can be funded through internally generated funds.
Capital equipment expenditures for the nine months ended May 27, 1995 were $559,000, primarily for production equipment, including die placement systems and automatic wire bonding equipment.

REVIEW OF OPERATIONS
- -------------------------------------------------------------------------------

NET SALES

1995 vs. 1994: HEI, Inc's net sales for the three months and nine months ended May 27, 1995 increased 29% and 63%, respectively, as compared to the same period a year ago as a result of stronger microelectronic sales. Microelectronic sales increased 34% and 77%, respectively, from the same three month and nine month periods last year. For the three months, microelectronic sales increased due to higher shipments to the high density disk drive market as well as stronger sales to medical related markets. For the nine months, microelectronics sales increased primarily as a result of higher shipments to the high density disk drive market. Peripheral product sales decreased 7% and 8% from last year's comparable three month and nine month periods, respectively, as a result of lower demand.

As reported earlier, the Company announced that it was commencing a production build up for a new customer, a major manufacturer of high density disk drives, while winding down production for another disk drive manufacturer. This transition was completed during the first month of the third quarter.

GROSS PROFIT

1995 vs. 1994: For the three months ended May 27, 1995, gross profit decreased $165,000, or 11%, from last year with the gross profit rate decreasing to 22% from 31% last year. A decline in gross profit rates was expected for the second half of fiscal 1995 as the product mix evolves to a heavier portion of new programs bid under increasing price competition as well as the consequence of start-up costs on several new programs. For the nine months ended May 27, 1995, gross profit increased $1,891,000, or 61%, from last year with the gross profit rate at 28% for both periods. The gross profit increase for the nine months is primarily due to the effect of increased shipments.

OPERATING EXPENSES

1995 vs. 1994: Operating expenses for the three month period ended May 27, 1995 increased 8% from last year's comparable period. Operating expenses were 13% of net sales as compared to 16% for the third quarter of last year. Operating expenses for the nine month period ended May 27, 1995 increased 15% from last year's comparable period. Selling, general and administrative expense for the three and nine month periods increased primarily due to higher sales expense in support of the increased revenues. Research, development and engineering expense increased primarily due to the increased level of testing done to support new product development.

INCOME TAXES

During each quarter of fiscal 1995, the Company is recording income tax expense based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1995 is approximately 36.6% compared to 37.5% for fiscal 1994.

REVIEW OF OPERATIONS
- -------------------------------------------------------------------------------

NET INCOME

1995 vs. 1994: The Company had net income of $364,000 for the third quarter of fiscal 1995 compared to $485,000 for the same period a year ago. The Company had net income of $1,726,000 for the nine month period ended May 27, 1995 compared to $659,000 for the same period a year ago. The decrease in net income for the three month period of 1995 was the result of lower gross profit rates on new programs. The increase in net income for the nine month period is primarily due to higher sales volume, as compared to a year ago.

PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

        4 - Credit agreement with Norwest Bank Minnesota, dated March 7, 1995. Filed as an exhibit to Form 10-QSB for the quarter ended February 25, 1995 and incorporated herein by reference.

     b) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HEI, INC.

                                (Registrant)

Date:
     ---------------------      ---------------------------------------
                                Jerald H. Mortenson
                                Vice President of Finance and Administration,
                                Chief Financial Officer and Treasurer
                                (a duly authorized officer)