Form 10QSB/A
period 1995-05-27
HEI INC
filed 1995-08-11
CIK 351298

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                         FORM 10-QSB/A



/X/ Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
            For the quarterly period ended MAY 27, 1995 ("THIRD QUARTER, FISCAL 1995") or

/ / Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
            For the transition period from             to


            COMMISSION FILE NUMBER 0-10078


                                          HEI, INC.
           (Exact name of small business issuer as specified in its charter)


                 MINNESOTA                                  41-0944876
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)



            PO BOX 5000, 1495 STEIGER LAKE LANE, VICTORIA, MN           55386
                 (Address of principal executive offices)             (Zip Code)


            Issuer's Telephone number, including area code:  (612) 443-2500


                         NONE
            Former name, former address and former
            fiscal year, if changed since last report.


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

3,791,597 Common Shares, par value $0.05, were outstanding as of May 27, 1995.

This Form 10-QSB consists of 11 pages.

PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        4 - Credit agreement with Norwest Bank Minnesota, dated March 7, 1995. Filed as an exhibit to Form 10-QSB for the quarter ended February 25, 1995 and incorporated herein by reference.

        27 - Financial Data Schedule


     B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES
- --------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HEI, INC.

                                  (Registrant)

Date: August 8, 1995              JERALD H. MORTENSON
      --------------              -----------------------------------------
                                  Jerald H. Mortenson
                                  Vice President of Finance and Administration,
                                  Chief Financial Officer and Treasurer
                                  (a duly authorized officer)