Form 10KSB
period 1995-08-31
HEI INC
filed 1995-11-27
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                   FORM 10-KSB
                                      ****

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 1995.
                           ---------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from       to      .
                               -----    -----
Commission File Number 0-10078
                       -------

                                    HEI, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)
Minnesota                                    41-0944876
---------                                    ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
or incorporation or organization)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN    55386
---------------------------------------------------    -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:   (612)443-2500
                                                  -------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                     --------------------------------------
                                (Title of Class)

                         RIGHTS TO PURCHASE COMMON STOCK
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
--   --

Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

HEI, Inc. revenues for the fiscal year ended August 31, 1995 were $23,423,000.

The aggregate market value as of November 15, 1995 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $ 23,000,000.

As of November 15, 1995, 3,801,597 Common Shares (par value $.05) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1995 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 17, 1996 are incorporated by reference in Part III.

HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
     HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969.

(b)  BUSINESS OF THE COMPANY

     PRINCIPAL PRODUCTS AND SERVICES - HEI, Inc. is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in medical, industrial and computer markets, and light pens are used by value-added systems integrators and others in a variety of applications.

     DISTRIBUTION METHODS - HEI sells through its Company-employed sales force based at corporate headquarters.

     SOURCES AND AVAILABILITY OF RAW MATERIALS - There are many sources of raw material supplies available nationally and internationally for Company operations. The manufacture of Company products involves assembly of components purchased from a wide variety of vendors. The Company's business is not dependent on any single supplier.

     DEPENDENCE ON SINGLE OR FEW CUSTOMERS - Following is the approximate % of the Company's sales to major customers in fiscal years 1995, 1994, and 1993.


     Customer            1995           1994           1993
     --------            ----           ----           ----
     Customer A          30%            49%            54%
     Customer B          27%            0%             0%
     Customer C          12%            19%            15%

     COMPETITION - In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

     RESEARCH AND DEVELOPMENT - The estimated amount spent on Company-sponsored research and development activities was approximately $754,000, $679,000 and $614,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

     EMPLOYEES - At August 31, 1995, the Company employed 133 full-time and 2 temporary persons.


ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 25,000 square foot facility for administration and production in Victoria, Minnesota, which was completed in August 1981. Also, the Company leases, with an option to buy, a facility of 11,600 square feet in Sauk Centre, Minnesota. The lease was renewed for 3 years in fiscal 1993 and the Company can elect to purchase the leased facility at any time for a specified price. The Company is planning on expanding the Victoria, Minnesota facility in the coming year to increase production capacity.






ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or its properties.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by Item 5 is incorporated by reference from the Annual Report on page 16.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The information called for by Item 6 is incorporated by reference from the Annual Report on pages 4-5.

ITEM 7. FINANCIAL STATEMENTS

The information called for by Item 7 is incorporated by reference from the Annual Report on pages 6-13 as follows:

                                                       Page in
                                                       Annual Report:
                                                       --------------
Balance Sheet as of August 31, 1995
 and 1994                                              6

Statement of Operations for the Years
 Ended August 31, 1995, 1994 and 1993                  7

Statements of Changes in Shareholders' Equity
 for the Years Ended August 31, 1995, 1994 and 1993    8

Statement of Cash Flows for the Years Ended
 August 31, 1995, 1994 and 1993                        9

Notes to Financial Statements                          10-13

Report of Independent Accountants                      14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Election of Directors."

The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 1, 1995.

NAME                     AGE            POSITION

Eugene W. Courtney        59            President, Chief Executive Officer

Jerald H. Mortenson       61            Vice President of Finance and
                                        Administration, Chief Financial Officer, and Treasurer

Dale A. Nordquist         41            Vice President of Sales


BUSINESS EXPERIENCE

EUGENE W. COURTNEY became President and Chief Executive Officer of the Company in June 1990. He had served as Executive Vice President and Operating Officer since August 1988 and has served as a Director since 1989. From 1980 to 1988, Mr. Courtney served as Vice President and Group Vice President of National Computer Systems.

JERALD H. MORTENSON joined the Company in March 1990. Prior thereto he had spent ten years with CTS Fabri-Tek, first as Chief Financial Officer and the last five years as Group President.

DALE A. NORDQUIST joined the Company on July 16, 1981 as Western Regional Manager. In December 1986, he was appointed Vice President of Sales.


ITEM 10. EXECUTIVE COMPENSATION

The information called for by Item 10 is contained in the Proxy Statement under the captions "Executive Compensation" and "Proposal No. 1 Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 is incorporated in the Proxy Statement under the caption "Shares and Principal Shareholders."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on Page 8

(b) Reports filed on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1995.

SIGNATURES



In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

BY:            /s/ Eugene W. Courtney
               ----------------------------------------------
               Eugene W. Courtney, President and Chief Executive Officer

BY:            /s/ Jerald H. Mortenson
               ----------------------------------------------
               Jerald H. Mortenson, Vice President of Finance and
               Administration, Chief Financial Officer and Treasurer

BY:            /s/ Craig E. Roble
               -----------------------------------------------
               Craig E. Roble, Company Controller

Date:          November 21, 1995



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert L. Brueck                                   November 21, 1995
--------------------------------                       -----------------
Robert L. Brueck, Director                             Date

/s/ Eugene W. Courtney                                 November 21, 1995
--------------------------------                       -----------------
Eugene W. Courtney, Director                           Date

/s/ William R. Franta                                  November 21, 1995
--------------------------------                       -----------------
William R. Franta, Director                            Date

/s/ Kenneth A. Schoen                                  November 21, 1995
--------------------------------                       -----------------
Kenneth A. Schoen, Director                            Date

/s/ Frederick M. Zimmerman                             November 21, 1995
--------------------------------                       -----------------
Frederick M. Zimmerman, Director                       Date

                                  EXHIBIT INDEX

                                                                                          Page Number or
                                                                                          Incorporated by
(a)  Exhibit Number      Description                                                      Reference
     --------------      -----------                                                      --------------
         3.1             Restated Articles of Incorporation, as amended.                  Note 1

         3.2             Bylaws, as amended.                                              Note 2

         4.1             Rights Agreement dated May 27, 1988 between HEI, inc.
                         and Norwest Bank Minnesota, N.A., as amended.                    Note 3

         4.2             Credit Agreement with Norwest Bank Minnesota,
                         N.A. dated March 7, 1995.                                        Note 4

        10.1a            Lease between Sauk Centre Opportunites Incorporated and HEI,
                         Inc. dated October 16, 1978 (the "Lease").                       Note 5

        10.1b            Second Addendum to the Lease, dated May 31, 1988.                Note 2

        10.1c            Third Addendum to the Lease, dated June 1, 1993.                 Note 6

        10.2             Form of Indemnification Agreement between HEI and officers
                         and directors.                                                   Note 7

      **10.3a            HEI 1989 Omnibus Stock Compensation Plan adopted April 3,
                         1989, as amended to date ("1989 Plan").                           Note 8

      **10.3b            Amendment to 1989 Omnibus Stock Compensation Plan.               Note 9

      **10.4a            1991 Stock Option Plan for Non-Employee Directors.               Note 8

      **10.4b            Amendment to 1991 Stock Option Plan.                             Note 9

      **10.5             Form of Non-qualified Stock Option agreement between HEI
                         and executive officers under 1989 Plan.                          Note 10

      **10.6             Form of Incentive Stock Option agreement between HEI and
                         executive officers under 1989 Plan.                              Note 10

       *11               Computation of Net Income per Common Share.

       *13               Annual Report to Shareholders for the year ended August 31,
                         1995.

       *23               Consent of Independent Accountants.

       *27               Financial Data Schedule

Notes to Exhibits above:

[1] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990 and incorporated herein by reference.

[2] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1988 and incorporated herein by reference.

[3] Filed as an exhibit to Registration Statement on Form 8-A filed May 31, 1988, as amended by Form 8 filed June 27, 1988, and incorporated herein by reference.

[4] Filed as an exhibit to Form 10-QSB for the quarter ended February 25, 1995, and incorporated herein by reference.

[5] Filed as an exhibit to a Registration Statement of the Company on Form S-18 which was filed with the SEC on February 23, 1981, and incorporated herein by reference.

[6] Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

[7] Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990 and incorporated herein by reference.

[8] Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 1991, and incorporated herein by reference.

[9] Filed as an exhibit to Annual Report on Form 10-KSB for the fiscal year 1994, and incorporated herein by reference.

[10] Filed as an exhibit to Form 10-K for the year ended August 31, 1989 and incorporated herein by reference.


  *  Filed herein as an exhibit

 **  Denotes management contract or compensation plan or arrangement.