Form 10QSB
period 1995-12-02
HEI INC
filed 1996-01-11
CIK 351298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended DECEMBER 2, 1995 ("FIRST QUARTER, FISCAL 1996") or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from                 to
                                         ----------------   ---------------

          COMMISSION FILE NUMBER 0-10078


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]
                                                                ---      ---

3,801,597 Common Shares, par value $0.05, were outstanding as of December 2, 1995.

This Form 10-QSB consists of 10 pages.

TABLE OF CONTENTS                                                    HEI, INC.
------------------------------------------------------------------------------

         Part I - Financial Information

         Item 1.  Financial Statements

                  Balance Sheet...........................................  3

                  Statement of Operations.................................  4

                  Statement of Cash Flows.................................  5

                  Notes to Financial Statements............................ 6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............ 7-8


        Part II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K.......................... 9

        Signatures.........................................................10

Paat I - Financial Information

Item 1.  Financial Statements                                              3


HEI, INC. BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                   December 2, 1995   August 31, 1995
                                                   ----------------   ---------------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $1,881             $1,438
  Short-term investments                                 3,900              3,820
                                                         -----             ------
                                                         5,781              5,258
  Accounts receivable, net                               2,400              2,525
  Inventories                                            2,099              1,851
  Other, principally deferred tax assets                   341                349
-------------------------------------------------------------------------------------
Total current assets                                    10,621              9,983
-------------------------------------------------------------------------------------
Property and equipment:
  Land                                                     184                184
  Building and improvements                              1,419              1,398
  Fixtures and equipment                                 5,626              5,475
  Accumulated depreciation and amortization             (4,373)            (4,183)
-------------------------------------------------------------------------------------
Net property and equipment                               2,856              2,874
-------------------------------------------------------------------------------------
Total assets                                           $13,477            $12,857
-------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $704               $385
  Accrued liabilities                                    1,014              1,043
  Income taxes payable                                     266                175
-------------------------------------------------------------------------------------
Total current liabilities                                1,984              1,603
-------------------------------------------------------------------------------------
Deferred tax liability                                     272                272
-------------------------------------------------------------------------------------
Shareholders' equity:
  Undesignated stock; 5,000,000 shares authorized,
    none issued
  Common stock, $.05 par; 10,000,000 shares
    authorized; 3,801,597 and 3,791,597 shares
    issued and outstanding                                 190                190
  Paid-in capital                                        6,198              6,183
  Retained earnings                                      4,833              4,609
-------------------------------------------------------------------------------------
Total shareholders' equity                              11,221             10,982
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $13,477            $12,857
-------------------------------------------------------------------------------------



See accompanying notes to unaudited financial statements.

HEI, INC. STATEMENT OF OPERATIONS (UNAUDITED)                                  4
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                              Three Months Ended
                                    Dec. 2, 1995            Nov. 26, 1994
--------------------------------------------------------------------------------
Net sales                                 $4,710                  $5,947

Cost of sales                              3,660                   4,031
--------------------------------------------------------------------------------
  Gross profit                             1,050                   1,916
--------------------------------------------------------------------------------
Operating expenses:

  Selling, general
    and administrative                       593                     638
  Research, development
    and engineering                          190                     197
--------------------------------------------------------------------------------
Operating income                             267                   1,081
--------------------------------------------------------------------------------
 Other, principally
 interest income                             (87)                    (36)
--------------------------------------------------------------------------------
Income before income taxes                   354                   1,117
--------------------------------------------------------------------------------
Income taxes                                 130                     407
--------------------------------------------------------------------------------
Net income                                  $224                    $710
--------------------------------------------------------------------------------
Net income per common share                 $.06                    $.18
--------------------------------------------------------------------------------
Weighted average number of
common and common equivalent
shares outstanding                     4,004,541               3,879,071
--------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC. STATEMENT OF CASH FLOWS (UNAUDITED)                                  5
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

Three months ended                            December 2, 1995  November 26, 1994
---------------------------------------------------------------------------------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
  Net income                                             $ 224              $710
  Depreciation and amortization                            190               176
--------------------------------------------------------------------------------
CHANGES IN CURRENT OPERATING ITEMS:
 Accounts receivable                                       125               345
 Inventories                                              (248)             (239)
 Prepaid expenses and other                                  8                (8)
 Accounts payable                                          319                78
 Accrued liabilities                                       (29)               87
 Income taxes payable                                       91               242
--------------------------------------------------------------------------------
 NET CASH FLOW PROVIDED BY OPERATING
 ACTIVITIES                                                680             1,391
--------------------------------------------------------------------------------
CASH FLOW USED FOR INVESTING ACTIVITIES:
  Purchase of short-term investments                    (1,030)           (1,951)
  Maturity of short-term investments                       950               326
  Additions to property and equipment                     (172)              (58)
--------------------------------------------------------------------------------
NET CASH FLOW USED FOR INVESTING ACTIVITIES               (252)           (1,683)
--------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments for obligations under
  capital leases                                                             (12)
  Issuance of common shares                                 15                46
--------------------------------------------------------------------------------
NET CASH FLOW PROVIDED BY FINANCING
 ACTIVITIES                                                 15                34
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       443              (258)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,438             1,579
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $1,881            $1,321
--------------------------------------------------------------------------------



See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                               HEI,INC.
--------------------------------------------------------------------------------

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1995. Interim results of operations for the three month period ended December 2, 1995 may not necessarily be indicative of the results to be expected for the full year.

(2) INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


(Dollars in thousands)                     December 2, 1995  August 31, 1995
                                           ----------------  ---------------
                                             (Unaudited)
      Purchased parts                           $1,820           $1,670
      Work in process                            1,091              907
      Finished goods                               190              233
      Allowance for excess or obsolete stock    (1,002)            (959)
                                               -------           -------
                                                $2,099            $1,851
                                               -------           -------
                                               -------           -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                     HEI, INC.
--------------------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $680,000 for the three months ended December 2, 1995. This included net income of $224,000, non-cash depreciation and amortization of $190,000, and a net reduction of $266,000 in current operating items for the first three months of fiscal 1996. The current operating item reduction included increased accounts payable of $319,000 and decreased accounts receivable of $125,000, partially offset by increased inventories of $248,000.

The inventory increase is primarily due to increased work in process toward customer scheduled build requirements.

Accounts receivable average days outstanding were 46 days as of December 2, 1995 as compared to 47 days for the same period a year ago. Inventory turns were 6.7 turns for the first three months of fiscal 1996 as compared to 7.6 turns for the same period a year ago.

The Company has a $3,000,000 revolving line of credit which expires in March, 1997. Borrowings under this agreement are collateralized by accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is based on the Company's option, at the lender's prime rate of interest or 2% above the lender's LIBOR rate. As of December 2, 1995, there were no borrowings under the revolving line of credit.

Capital equipment expenditures for the three months ended December 2, 1995 were $172,000, primarily for production equipment, including a laser profiler for measuring thick film material.

During fiscal 1996, the Company intends to expend approximately $4.3 million for a facility addition, manufacturing facility improvements and capital equipment. These additions will increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily through long-term financing.

                                                                               8
REVIEW OF OPERATIONS

NET SALES

1996 vs. 1995: HEI, Inc's net sales for the three months ended December 2, 1995 decreased 21%, as compared to the same period a year ago. Microelectronic sales decreased 24% from the same three month period last year as a result of reduced shipments in the high density disk drive business. The reduction in disk drive business shipments was partially offset by increased shipments to medical and hearing aid accounts. As previously reported, shipments to a new disk drive account are ramping up as that model enters production volumes. The major new disk drive customer is expected to absorb much of the capacity made available as the previous largest account model phased out in the first quarter. Peripheral product sales increased 12% as compared to last year's comparable three month period.

GROSS PROFIT

1996 vs. 1995: For the three months ended December 2, 1995, gross profit decreased $866,000, or 45%, from last year with the gross profit rate decreasing to 22% from 32% last year. The gross profit rate decrease is primarily due to the effect of reduced volumes on manufacturing fixed costs as well as the effect of lower margins on new business as the product mix evolves to a larger percentage of new programs bid under increasing price competition.

OPERATING EXPENSES

1996 vs. 1995: Operating expenses for the three month period ended December 2, 1995 decreased 6% from last year's comparable period. The decrease in selling and general and administrative expense for the quarter was due to reduced bad debt expense. Operating expenses were 17% of net sales as compared to 14% for the first quarter of last year. The increase in the percentage to net sales is primarily due to the effect of reduced volumes on fixed costs.

INCOME TAXES

During each quarter of fiscal 1996, the Company is recording income tax expense based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1996 is approximately 37%, the same rate as fiscal 1995. Income tax expense for the first quarter of fiscal 1996 was $130,000 as compared to $407,000 for the same period a year ago.

NET INCOME

1996 vs. 1995: The Company had net income of $224,000 for the first quarter of fiscal 1996 compared to $710,000 for the same period a year ago. The decrease in net income principally was the result of reduced sales and reduced gross profit margins.

                                                                               9
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        Exhibit 27 Financial Data Schedule

     b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 2, 1995.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HEI, INC.
                                  ---------

                                  (Registrant)

Date: January 8, 1996             /s/  JERALD H. MORTENSON
      ---------------             ---------------------------------------------
                                  Jerald H. Mortenson
                                  Vice President of Finance and Administration,
                                  Chief Financial Officer and Treasurer
                                  (a duly authorized officer)