Form 10QSB
period 1996-03-02
HEI INC
filed 1996-04-04
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 2, 1996  ("Second Quarter,
                                         --------------------------------
          Fiscal 1996") or
          ------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ___________________ to ________________


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

4,004,097 Common Shares, par value $0.05, were outstanding as of March 2, 1996.

This Form 10-QSB consists of 10 pages.

Table of Contents                                                  HEI, Inc.
- ----------------------------------------------------------------------------


          Part I - Financial Information


          Item 1.  Financial Statements

                   Balance Sheet...............................         3

                   Statement of Operations.....................         4

                   Statement of Cash Flows.....................         5

                   Notes to Financial Statements................        6

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..     7-8


          Part II - Other Information


          Item 6.  Exhibits and Reports on Form 8-K................     9

          Signatures...............................................     10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                               3

HEI, INC. BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------------------------

                                                         March 2, 1996          August 31, 1995
                                                         -------------          ---------------
  ASSETS                                                   (Unaudited)

  Current assets:
    Cash and cash equivalents                                   $1,106                   $1,438
    Short-term investments                                       3,954                    3,820
                                                                 -----                    -----
                                                                 5,060                    5,258
    Accounts receivable, net                                     2,702                    2,525
    Inventories                                                  2,576                    1,851
    Other, principally deferred tax assets                         382                      349
- -------------------------------------------------------------------------------------------------
  Total current assets                                          10,720                    9,983
- -------------------------------------------------------------------------------------------------

  Property and equipment:
    Land                                                           216                      184
    Building and improvements                                    1,819                    1,398
    Fixtures and equipment                                       6,108                    5,475
    Accumulated depreciation and amortization                   (4,569)                  (4,183)
- -------------------------------------------------------------------------------------------------
  Net property and equipment                                     3,574                    2,874
- -------------------------------------------------------------------------------------------------
  Total assets                                                 $14,294                  $12,857
- -------------------------------------------------------------------------------------------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                              $710                     $385
    Accrued liabilities                                          1,122                    1,043
    Income taxes payable                                           116                      175
- -------------------------------------------------------------------------------------------------
  Total current liabilities                                      1,948                    1,603
- -------------------------------------------------------------------------------------------------
  Deferred tax liability                                           272                      272
- -------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Undesignated stock; 5,000,000 shares authorized,
      none issued
    Common stock, $.05 par; 10,000,000 shares
      authorized; 4,004,097 and 3,791,597 shares
      issued and outstanding                                       200                      190
    Paid-in capital                                              6,699                    6,183
    Retained earnings                                            5,175                    4,609
- -------------------------------------------------------------------------------------------------
  Total shareholders' equity                                    12,074                   10,982
- -------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                   $14,294                  $12,857
- -------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

                                                                                                                  4
HEI, INC. STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ------------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended                             Six Months Ended
                                           Mar. 2, 1996       Feb. 25, 1995             Mar. 2, 1996       Feb. 25, 1995
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                        $4,917              $5,924                   $9,627             $11,871

Cost of sales                                     3,662               4,189                    7,322               8,220
- ------------------------------------------------------------------------------------------------------------------------
  Gross profit                                    1,255               1,735                    2,305               3,651
- ------------------------------------------------------------------------------------------------------------------------
Operating expenses:

  Selling, general
  and administrative                                565                 596                    1,158               1,234
  Research, development
  and engineering                                   208                 187                      398                 384

- ------------------------------------------------------------------------------------------------------------------------
Operating income                                    482                 952                      749               2,033
- ------------------------------------------------------------------------------------------------------------------------
Other income, net                                    66                  60                      153                  96
- ------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          548               1,012                      902               2,129
- ------------------------------------------------------------------------------------------------------------------------
Income taxes                                        206                 360                      336                 767
- ------------------------------------------------------------------------------------------------------------------------
Net income                                         $342                $652                     $566              $1,362
- ------------------------------------------------------------------------------------------------------------------------
Net income per common share                        $.08                $.17                     $.14                $.35
- ------------------------------------------------------------------------------------------------------------------------
Weighted average number of
common and common equivalent
shares outstanding                            4,064,970           3,874,553                4,034,687           3,881,067
- ------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

                                                                                                      5

HEI, INC. STATEMENT OF CASH FLOWS (UNAUDITED)
DOLLARS IN THOUSANDS
- -------------------------------------------------------------------------------------------------------

Six months ended                                         March 2, 1996             February 25, 1995
- -------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                     $ 566                        $1,362
  Depreciation and amortization                                    394                           366
- -------------------------------------------------------------------------------------------------------
CHANGES IN CURRENT OPERATING ITEMS:
 Accounts receivable                                              (177)                          (51)
 Inventories                                                      (725)                         (209)
 Other current assets                                              (33)                           24
 Accounts payable                                                  325                           155
 Accrued liabilities                                                79                           212
 Income taxes payable                                              (59)                          (52)
- -------------------------------------------------------------------------------------------------------

 NET CASH FLOW PROVIDED BY OPERATING
 ACTIVITIES                                                        370                         1,807
- -------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchase of short-term investments                            (1,484)                       (3,522)
  Maturity of short-term investments                             1,350                         1,266
  Additions to property and equipment                           (1,094)                         (494)
- -------------------------------------------------------------------------------------------------------
NET CASH FLOW USED FOR INVESTING ACTIVITIES                     (1,228)                       (2,750)
- -------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments for obligations under
  capital leases                                                     0                           (24)
  Issuance of common shares                                        526                            77
- -------------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED BY FINANCING
ACTIVITIES                                                         526                            53
- -------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (332)                         (890)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,438                         1,579
- -------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $1,106                          $689
- -------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        HEI,INC.
- -------------------------------------------------------------------------


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1995. Interim results of operations for the three and six month periods ended March 2, 1996 may not necessarily be indicative of the results to be expected for the full year.

(2) INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


 (Dollars in thousands)                        March 2, 1996          August 31, 1995
                                               -------------          ---------------
                                                 (Unaudited)
      Purchased parts                                 $2,206                   $1,670
      Work in process                                  1,252                      907
      Finished goods                                     148                      233
      Allowance for excess or obsolete stock          (1,030)                    (959)
                                                  ----------               ----------
                                                      $2,576                   $1,851
                                                  ----------               ----------
                                                  ----------               ----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                     HEI, INC.
- --------------------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $370,000 for the six months ended March 2, 1996. This included net income of $566,000, non-cash depreciation and amortization of $394,000, offset by a net increase of $590,000 in current operating items for the first six months of fiscal 1996.
The increase in current operating items included increased accounts receivable of $177,000 and increased inventories of $725,000, partially offset by increased accounts payable of $325,000.

The inventory increase is primarily due to increased purchased parts and work in process for customer scheduled build requirements.

Accounts receivable average days outstanding improved to 41 days at March 2, 1996 compared to 50 days a year ago primarily due to improved collections. Inventory turns were 5.7 turns for the second quarter of fiscal 1996 as compared to 7.5 turns for the same period a year ago. The reduced inventory turns are primarily due to increased inventory to meet customer scheduled build requirements.

The Company has a $3,000,000 revolving line of credit which expires in March 1997. Borrowings under this agreement would be collateralized by accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is based on, at the Company's option, the lender's prime rate of interest or 2% above the lender's LIBOR rate. As of March 2, 1996, there were no borrowings under the revolving line of credit.

Capital equipment expenditures for the six months ended March 2, 1996 were $1,094,000 primarily for production equipment and a facility addition.

During fiscal 1996, the Company intends to spend approximately $4.3 million for a facility addition, manufacturing facility improvements and capital equipment. These additions will increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily through long-term financing.

REVIEW OF OPERATIONS

NET SALES

1996 vs. 1995: HEI, Inc's net sales for the three and six month periods ended March 2, 1996 decreased 17% and 19%, respectively, compared to the same periods a year ago. Microelectronic sales decreased 17% and 21%, respectively, from the same three and six month periods last year as a result of reduced shipments in the high density disk drive business. However, the reduction in disk drive business shipments was partially offset by increased shipments to medical and hearing aid accounts. As previously reported, shipments to a new disk drive account are expected to increase as that program enters production volumes. The major new disk drive customer is expected to absorb much of the capacity made available after the previous largest account model phased out in the first quarter. Peripheral product sales decreased 13% and 1%,respectively, for the three and six month periods ended March 2, 1996 compared to last year's comparable periods.

GROSS PROFIT

1996 vs. 1995: For the three and six month periods ended March 2, 1996, gross profit decreased $480,000, or 28%, and $1,346,000, or 37%, respectively, from the same periods last year. For the three and six month periods ended March 2, 1996, the gross profit rate decreased to 26% and 24% from 29% and 31%, respectively, for the same periods last year. The gross profit rate decrease is primarily due to the effect of reduced volumes on manufacturing fixed costs, as well as the effect of lower margins on new business as the product mix evolves to a larger percentage of new programs bid under increasing price competition.

OPERATING EXPENSES

1996 vs. 1995: Operating expenses for the three and six month periods ended March 2, 1996 decreased 1% and 4%, respectively, from last year's comparable periods. The decrease in selling, general and administrative expense for the quarter was due to reduced bad debt expense. Operating expenses were 16% of net sales for the three and six month periods this year as compared to 13% and 14%, respectively, for the three and six month periods last year. The increase in the percentage of operating expenses to net sales is primarily due to the effect of reduced volumes on fixed expenses.

INCOME TAXES

During each quarter of fiscal 1996, the Company is recording income tax expense based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1996 is approximately 37%, the same rate as fiscal 1995. Income tax expense for the three month and six month periods of fiscal 1996 was $206,000 and $336,000, respectively, as compared to $360,000 and $767,000, respectively, for the same periods a year ago.

NET INCOME

1996 vs. 1995: The Company had net income of $342,000 for the second quarter of fiscal 1996 compared to $652,000 for the same period a year ago. The Company had net income of $566,000 for the six months ended March 2, 1996 compared to $1,362,000 for the same period a year ago. The decrease in net income principally was the result of reduced sales and reduced gross profit margins.

                                                                               9
PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        Exhibit 27 Financial Data Schedule

     b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended March 2, 1996.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HEI, INC.

                                        (Registrant)

Date:   March 27, 1996                  /s/ Jerald H. Mortenson
     ---------------------              -----------------------------------
                                        Jerald H. Mortenson
                                        Vice President of Finance and
                                        Administration,
                                        Chief Financial Officer and Treasurer
                                        (a duly authorized officer)