Form 10QSB
period 1996-06-01
HEI INC
filed 1996-07-15
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 1, 1996  ("Third Quarter,
          Fiscal 1996") or

[ ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act
     of   1934
          For the transition period from ______________  to _______________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

4,030,427 Common Shares, par value $0.05, were outstanding as of June 1, 1996.

This Form 10-QSB consists of 11 pages.

Table of Contents                                                  HEI, Inc.
- ----------------------------------------------------------------------------

          Part I - Financial Information


          Item 1.  Financial Statements

                    Balance Sheet...................................       3

                    Statement of Operations.........................       4

                    Statement of Cash Flows.........................       5

                    Notes to Financial Statements...................       6 - 7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...       8 - 9


          Part II - Other Information


          Item 6.   Exhibits and Reports on Form 8-K................       10

          Signatures................................................       11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

HEI, INC. BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------


                                                  June 1, 1996  August 31, 1995
                                                  ------------  ---------------
  ASSETS                                           (Unaudited)

  Current assets:
    Cash and cash equivalents                        $ 1,218        $ 1,438
    Short-term investments                             4,973          3,820
                                                     -------        -------
                                                       6,191          5,258
    Accounts receivable, net                           1,999          2,525
    Inventories                                        2,415          1,851
    Other, principally deferred tax assets               388            349
- -------------------------------------------------------------------------------
  Total current assets                                10,993          9,983
- -------------------------------------------------------------------------------

  Property and equipment:
    Land                                                 216            184
    Building and improvements                          3,061          1,398
    Fixtures and equipment                             7,335          5,475
    Accumulated depreciation and amortization         (4,802)        (4,183)
- -------------------------------------------------------------------------------
  Net property and equipment                           5,810          2,874

  Restricted cash                                      3,211              -
  Deferred financing costs                               102              -

- -------------------------------------------------------------------------------
  Total assets                                       $20,116        $12,857
- -------------------------------------------------------------------------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt                $   303        $     -
    Accounts payable                                     484            385
    Accrued liabilities                                1,198          1,043
    Income taxes payable                                 123            175
- -------------------------------------------------------------------------------
  Total current liabilities                            2,108          1,603
- -------------------------------------------------------------------------------
  Long-term debt                                       5,322              -
  Deferred tax liability                                 272            272
- -------------------------------------------------------------------------------
  Shareholders' equity:
    Undesignated stock; 5,000,000 shares authorized,
      none issued
    Common stock, $.05 par; 10,000,000 shares
      authorized; 4,030,427 and 3,791,597 shares
      issued and outstanding                            202             190
    Paid-in capital                                   6,819           6,183
    Retained earnings                                 5,393           4,609
- -------------------------------------------------------------------------------
  Total shareholders' equity                         12,414          10,982
- -------------------------------------------------------------------------------
  Total liabilities and shareholders' equity        $20,116         $12,857
- -------------------------------------------------------------------------------

  See accompanying notes to unaudited financial statements.

  HEI, INC. STATEMENT OF OPERATIONS (UNAUDITED)                               4
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ----------------------------------------------------------------------------------------
                                    Three Months Ended             Nine Months Ended
                                June 1, 1996   May 27, 1995   June 1, 1996  May 27, 1995
- ----------------------------------------------------------------------------------------
  Net sales                      $    4,656     $    6,134     $   14,283    $   18,005

  Cost of sales                       3,563          4,806         10,885        13,026
- ----------------------------------------------------------------------------------------

    Gross profit                      1,093          1,328          3,398         4,979
- ----------------------------------------------------------------------------------------

  Operating expenses:

    Selling, general
    and administrative                  578            608          1,736         1,842
    Research, development
    and engineering                     231            194            629           578

- ----------------------------------------------------------------------------------------

  Operating income                      284            526          1,033         2,559

- ---------------------------------------------------------------------------------------

  Other income, net                     (58)           (69)           (211)        (165)

- ----------------------------------------------------------------------------------------

  Income before income taxes            342            595           1,244        2,724

- ----------------------------------------------------------------------------------------

  Income taxes                          124            231             460          998

- ----------------------------------------------------------------------------------------

  Net income                     $      218     $      364     $       784   $    1,726

- ----------------------------------------------------------------------------------------

  Net income per common share    $      .05     $      .09     $       .19   $      .44

- ----------------------------------------------------------------------------------------

  Weighted average number of
  common and common equivalent
  shares outstanding              4,149,099      3,904,768       4,073,187    3,891,215

- ----------------------------------------------------------------------------------------

 See accompanying notes to unaudited financial statements.

 HEI, INC. STATEMENT OF CASH FLOWS (UNAUDITED)                               5
 (DOLLARS IN THOUSANDS)

 Nine months ended                                June 1, 1996   May 27, 1995
- -----------------------------------------------------------------------------
 CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
   Net income                                        $   784         $1,726
   Depreciation and amortization                         620            565

- -----------------------------------------------------------------------------
 CHANGES IN CURRENT OPERATING ITEMS:
   Accounts receivable                                   526            530
   Inventories                                          (564)          (207)
   Other current assets                                  (39)            13
   Accounts payable                                       99            219
   Accrued liabilities                                   155            117
   Income taxes payable                                  (52)           (48)

- -----------------------------------------------------------------------------

   NET CASH FLOW PROVIDED BY OPERATING
   ACTIVITIES                                          1,529          2,915

- -----------------------------------------------------------------------------
 CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Purchase of short-term investments                 (4,313)        (4,817)
   Maturity of short-term investments                  3,160          2,296
   Additions to property and equipment                (3,556)          (559)
   Increase in restricted cash                        (3,211)             -
   Increase in deferred financing costs                 (102)             -

- -----------------------------------------------------------------------------
 NET CASH FLOW USED FOR INVESTING ACTIVITIES          (8,022)        (3,080)

- -----------------------------------------------------------------------------
 CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from long-term debt                        5,625              -
   Principal payments for obligations under
   capital leases                                          -            (42)
   Issuance of common shares                             648            221

- -----------------------------------------------------------------------------
 NET CASH FLOW PROVIDED BY FINANCING
 ACTIVITIES                                            6,273            179

- -----------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (220)            14
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,438          1,579

- -----------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD             $1,218         $1,593

- -----------------------------------------------------------------------------

 See accompanying notes to unaudited financial statements.

                                                                              6
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        HEI,INC.
- --------------------------------------------------------------------------------

 (1) BASIS OF FINANCIAL STATEMENT PRESENTATION

  The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1995. Interim results of operations for the three and nine month periods ended June 1, 1996 may not necessarily be indicative of the results to be expected for the full year.

  (2) INVENTORIES

  Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


   (Dollars in thousands)                     June 1, 1996   August 31,   1995
                                              ------------   -----------------
                                               (Unaudited)

        Purchased parts                             $1,897       $1,670
        Work in process                              1,254          907
        Finished goods                                 219          233
        Allowance for excess or obsolete stock        (955)        (959)
                                                    ------       ------
                                                    $2,415       $1,851
                                                    ------       ------
                                                    ------       ------

                                                                              7
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- -----------------------------------------

  (3) FINANCING ARRANGEMENTS

  In April 1996, the Company received proceeds of $5,625,000 from the issuance of industrial development revenue bonds. Of these funds, approximately $1,500,000 will be or has been used for the construction of the new addition to the Company's manufacturing facility, and the remainder will be used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $95,000 on April 1 of each year through 2011. The bonds related to the equipment require payments over seven years from the date of purchase of the equipment through April 1, 2006. The bonds bear interest at a rate which varies weekly, and is limited to a maximum rate of 10%. The interest rate at June 1, 1996 was approximately 4%. A revolving commitment fee is paid annually to the bank at a rate of 1% of the average daily unused revolving commitment. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The bonds are collateralized by two irrevocable letters of credit and property and equipment. Restricted cash on the balance sheet represents advances under the bond held by the bond trustee in an interest bearing account and will be released to the Company over the next three years for construction and equipment purchases.

  Also in April 1996, the Company extended the due date of its $3,000,000 revolving line of credit to April 1998. At June 1, 1996 there were no borrowings outstanding under the line of credit. Any borrowings under this agreement would be collateralized by accounts receivable. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth and cash flow. Borrowings are limited to the lesser of $3,000,000 or the borrowing base, which is 80% of eligible accounts receivable. Interest on the borrowings is, based at the Company's option, on the lender's prime rate of interest or at
  2% above the lender's LIBOR rate.   The prime rate of interest was 8.25% at
  June 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          8
         AND RESULTS OF OPERATIONS                                  HEI, INC.
- -------------------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCESA

The Company's net cash flow provided by operating activities was $1,529,000 for the nine months ended June 1, 1996. This included net income of $784,000, depreciation and amortization of $620,000, and a net decrease of $125,000 in current operating items for the first nine months of fiscal 1996. The decrease in current operating items principally included decreased accounts receivable of $526,000 and increased accrued liabilities of $155,000, partially offset by increased inventories of $564,000.

The inventory increase is primarily due to increased purchased parts and work in process for customer scheduled build requirements.

Accounts receivable average days outstanding was 44 days at June 1, 1996 compared to 43 days a year ago. Inventory turns were 5.6 turns for the third quarter of fiscal 1996 compared to 9.6 turns for the same period a year ago. The reduced inventory turns are primarily due to lower shipments and increased inventory to meet customer scheduled build requirements.

Capital expenditures for the nine months ended June 1, 1996 were $3,556,000, primarily for the purchase of production equipment and the construction of a new addition to the Company's facility in Victoria, Minnesota. The new addition, completed in June 1996, more than doubled the manufacturing floor space of the Company's microelectronics fabrication facility. In connection with the construction, the Company has also been acquiring and integrating sophisticated new process equipment for the disk drive and other high volume continuous flow programs to be housed in the expanded space. During the remainder of 1996, the Company intends to spend approximately $800,000 to complete the expansion, make additional manufacturing facility improvements, and purchase capital equipment, all of which are intended to increase the Company's manufacturing capacity in order to meet anticipated requirements for continued revenue growth.

To finance the Company's expansion and its equipment needs over the next three years, in April 1996, the Company obtained $5,625,000 from the proceeds of industrial development revenue bonds issued by the City of Victoria, Minnesota. Of these funds, approximately $1.5 million dollars will be or has been used for the construction of the new addition and the remainder will be used for equipment purchases over the next three years. The portion used for construction of the new facility will be repaid over 15 years. The portion used to purchase equipment will be repaid over seven years from the date of purchase of the related equipment. Repayment of the bonds is collateralized by two letters of credit and property and equipment of the Company. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The Company will pay an annual fee of 1% on the principal balance of the letters of credit. The interest rate on the bonds is variable weekly, not to exceed 10% per annum. The interest rate at June 1, 1996 was approximately 4%. Proceeds from the bond issue are being held by a trustee in an interest bearing account for payment to the Company over the next three years as funds are used for construction or equipment purchases. As of June 1, 1996, the Company had drawn approximately $2,414,000 of bond proceeds to cover costs previously incurred in connection with the expansion.

During April 1996, the Company renewed its $3 million dollar revolving line of credit with a commercial bank. Borrowings under this agreement are collateralized by accounts receivable. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth and cash flow. Borrowings are limited to the lesser of $3,000,000 or the borrowing base, which is 80% of eligible accounts receivable. Interest on the borrowings is, based on the Company's option, at the lender's prime rate of interest or 2% above the lender's LIBOR rate. This line of credit expires in April 1998. As of June 1, 1996, there were no borrowings under this line of credit.

                                                                              9
REVIEW OF OPERATIONS

NET SALES

1996 vs. 1995: HEI, Inc's net sales for the three and nine month periods ended June 1, 1996 decreased 24% and 21%, respectively, compared to the same periods a year ago. Microelectronic sales decreased 24% and 22%, respectively, from the same three and nine month periods last year as a result of reduced shipments in the high density disk drive business. However, the reduction in disk drive business shipments was partially offset by increased shipments to medical and hearing aid accounts. As previously reported, shipments to a new disk drive account are expected to increase as that program enters production volumes. In the fourth quarter of fiscal 1996, the major new disk drive customer is expected to absorb much of the capacity made available after the previous largest account model phased out.

GROSS PROFIT

1996 vs. 1995: For the three and nine month periods ended June 1, 1996, gross profit decreased $235,000, or 18%, and $1,581,000, or 32%, respectively, from the same periods last year. The gross profit rate increased to 23% from 22% for the three month period and decreased to 24% from 28% for the nine month period ended June 1, 1996 versus the same periods last year. The gross profit rate decrease for the nine month period is primarily due to the effect of reduced volumes on manufacturing fixed costs, as well as the effect of lower margins on new business as the product mix evolves to a larger percentage of new programs bid under increasing price competition.

OPERATING EXPENSES

1996 vs. 1995: Operating expenses for the three and nine month periods ended June 1, 1996 were flat compared to last year's comparable periods. Operating expenses were 17% of net sales for the three and nine month periods this year as compared to 13% for the three and nine month periods last year. The increase in the percentage of operating expenses to net sales is primarily due to the effect of reduced volumes on fixed expenses.

INCOME TAXES

During each quarter of fiscal 1996, the Company is recording income tax expense based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1996 is approximately 37%, the same rate as fiscal 1995. Income tax expense for the three month and nine month periods of fiscal 1996 was $124,000 and $460,000, respectively, as compared to $231,000 and $998,000, respectively, for the same periods a year ago.

NET INCOME

1996 vs. 1995: The Company had net income of $218,000 for the third quarter of fiscal 1996 compared to $364,000 for the same period a year ago. The Company had net income of $784,000 for the nine months ended June 1, 1996 compared to $1,726,000 for the same period a year ago. The decrease in net income principally was the result of reduced sales and reduced operating income.

                                                                             10
PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

       4.1a Credit Agreement with Norwest Bank Minnesota, N.A. dated April 1,
            1996.

       4.1b Current Note and Security Agreement with Norwest Bank Minnesota,
            N.A. dated April 1, 1996.

       4.2a Reimbursement Agreement by and between HEI, Inc. and Norwest Bank
            Minnesota, National Association dated as of April 1, 1996.

       4.2b Mortgage Security Agreement Fixture Financing Statement and
            Assignment of Leases and Rents by HEI, Inc. as Mortgagor to Norwest Bank Minnesota, National Association as Mortgagee dated April 1, 1996.

       4.2c Security Agreement by HEI, Inc. in favor of Norwest Bank
            Minnesota, National Association dated April 1, 1996.


       27 Financial Data Schedule


  b) Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended June 1, 1996.

                                                                             11
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEI, INC.

                                    (Registrant)

Date:   JULY 10, 1996                /s/ Jerald H. Mortenson
     -------------------------      -------------------------
                                    Jerald H. Mortenson
                                    Vice President of Finance and
                                    Administration, Chief Financial Officer
                                    and Treasurer
                                    (a duly authorized officer)