Form 10KSB40
period 1996-08-31
HEI INC
filed 1996-11-25
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                      ****
                                   FORM 10-KSB
                                      ****

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 1996.
                           ---------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from           to       .
                               ---------    ------
Commission File Number 0-10078
                       -------

                                    HEI, INC.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                             41-0944876
---------                                             ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

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
Yes X    No    .
   ---     ---

Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

HEI, Inc. revenues for the fiscal year ended August 31, 1996 were $20,680,000.

The aggregate market value as of November 1, 1996 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $35,000,000.

As of November 1, 1996, 4,072,427 Common Shares (par value $.05) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1996 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 22, 1997 are incorporated by reference in Part III.

HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
     HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969.

(b)  BUSINESS OF THE COMPANY

     PRINCIPAL PRODUCTS AND SERVICES - HEI, Inc. is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in medical, industrial and computer markets. The light pen product line, which represented a minor part of the Company's sales, was sold in August 1996 to FTG Data Systems.

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

     DEPENDENCE ON SINGLE OR FEW CUSTOMERS - Following is the approximate percentage of the Company's sales to major customers which accounted for more than 10% of total sales in fiscal years 1996, 1995 and 1994.


     Customer            1996      1995      1994
     --------            ----      ----      ----
     Customer A          38%       12%       19%
     Customer B          16%
     Customer C          10%
     Customer D                    27%
     Customer E                    30%       49%

     COMPETITION - In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

     RESEARCH AND DEVELOPMENT - The estimated amount spent on Company-sponsered research and development activities was approximately $849,000, $754,000 and $679,000 for the years ended August 31, 1996, 1995 and 1994.

     EMPLOYEES - At August 31, 1996, the Company employed 131 full-time and 19 temporary persons.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns a 48,000 square foot facility for administration and production in Victoria, Minnesota, which was completed in August 1981. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. Also, the Company leases, with an option to buy, a facility of 11,600 square feet in Sauk Centre, Minnesota. The lease was renewed for 3 years in fiscal 1993.



ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company or its properties.



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

ITEM 7.  FINANCIAL STATEMENTS

The information called for by Item 7 is incorporated by reference from the Annual Report on pages 6-14 as follows:

                                                       Page in
                                                       Annual Report:
                                                       --------------

Balance Sheet as of August 31, 1996 and 1995           6

Statement of Operations for the Years Ended
  August 31, 1996, 1995 and 1994                       7

Statement of Changes in Shareholders' Equity
  for the Years Ended August 31, 1996, 1995 and 1994   8

Statement of Cash Flows for the Years Ended
  August 31, 1996, 1995 and 1994                       9

Notes to Financial Statements                          10-13

Report of Independent Accountants                      14



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Election of Directors."

The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 1, 1996.

NAME                     AGE  POSITION
----                     ---  --------

Eugene W. Courtney       60   President, Chief Executive Officer

Jerald H. Mortenson      62   Vice President of Finance and Administration,
                              Chief Financial Officer and Treasurer

Dale A. Nordquist        42   Vice President of Sales and Marketing

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on Page 7

(b) Reports files on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1996.

SIGNATURES


In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

BY:       /s/ Eugene W. Courtney
          -----------------------------------
          Eugene W. Courtney, President and Chief Executive Officer

Date:     November 8, 1996




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eugene W. Courtney                                 November 8, 1996
-----------------------------------------------        ----------------
Eugene W. Courtney, Director                                Date

/s/ Jerald H. Mortenson
-----------------------------------------------
Jerald H. Mortenson, Vice President of Finance         November 8, 1996
and Administration, Chief Financial Officer and        ----------------
Treasurer                                                   Date

/s/ Craig E. Roble                                     November 8, 1996
-----------------------------------------------        ----------------
Craig E. Roble, Company Controller                          Date

/s/ Robert L. Brueck                                   November 8, 1996
-----------------------------------------------        ----------------
Robert L. Brueck, Director                                  Date

/s/ William R. Franta                                  November 8, 1996
-----------------------------------------------        ----------------
William R. Franta, Director                                 Date

/s/ Kenneth A. Schoen                                  November 8, 1996
-----------------------------------------------        ----------------
Kenneth A. Schoen, Director                                 Date

/s/ Frederick M Zimmerman                              November 8, 1996
-----------------------------------------------        ----------------
Frederick M Zimmerman, Director                             Date

                                  EXHIBIT INDEX
                                                                 Page Number or
(a)  EXHIBIT NUMBER      Description                             Incorporated by
     --------------      -----------                             Reference
                                                                 ---------
          3.1            Restated Articles of Incorporation,
                         as amended.                             Note 1

          3.2            Bylaws, as amended.                     Note 2

          4.1            Rights Agreement dated May 27, 1988
                         between HEI, Inc. and Norwest Bank
                         Minnesota, N.A., as amended.            Note 3

          4.2            Credit Agreement with Norwest Bank
                         Minnesota, N.A. dated March 7, 1995.    Note 4

          4.3a           Credit Agreement with Norwest Bank
                         Minnesota, N.A. dated April 1, 1996.    Note 5

          4.3b           Current Note and Security Agreement
                         with Norwest Bank Minnesota, N.A.
                         dated April 1, 1996.                    Note 5

          4.4a           Reimbursement Agreement by and
                         between HEI, Inc. and Norwest Bank,
                         Minnesota, N.A. dated April 1, 1996.    Note 5

          4.4b           Mortgage Security Agreement Fixture
                         Financing Statement and Assignment of
                         Leases and Rents by HEI, Inc. as
                         Mortgagor to Norwest Bank, Minnesota,
                         N.A. as Mortgagee dated April 1, 1996.  Note 5

          4.4c           Security Agreement by HEI, Inc. in
                         favor of Norwest Bank, Minnesota, N.A.
                         dated April 1, 1996.                    Note 5

         10.1a           Lease between Sauk Centre
                         Opportunities Incorporated and HEI,
                         Inc. dated October 16, 1978 (the
                         Lease).                                 Note 6

         10.1b           Second Addendum to the Lease, dated
                         May 31,1988.                            Note 2

         10.1c           Third Addendum to the Lease, dated
                         June 1, 1993.                           Note 7

         10.2            Form of Indemnification Agreement
                         between HEI and officers and
                         directors.                              Note 8

        *10.3            HEI 1989 Omnibus Stock Compensation
                         Plan adopted April 3, 1989, as amended
                         to date (1989 Plan).

        *10.4            1991 Stock Option Plan for
                         Non-employee Directors, as amended
                         to date.

        *10.5            Form of Non-qualified Stock Option
                         agreement between HEI and executive
                         officers under 1989 Plan.               Note 9

        *10.6            Form of Incentive Stock Option
                         agreement between HEI and executive
                         officers under 1989 Plan.               Note 9

         13              Annual Report to Shareholders for
                         the year ended August 31, 1996.

         23              Consent of Independent Accountants.

         27              Financial Data Schedule.

Notes to Exhibits above:

[1] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.

[2] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1988, and incorporated herein by reference.

[3] Filed as an exhibit to Registration Statement on Form 8-A filed May 31, 1988, as amended by Form 8 filed June 27, 1988, and incorporated herein by reference.

[4] Filed as an exhibit to Form 10-QSB for the quarter ended February 25, 1995, and incorporated herein by reference.

[5] Filed as an exhibit to Form 10-QSB for the quarter ended June 1, 1996, and incorporated herein by reference.

[6] Filed as an exhibit to a Registration Statement of the Company on Form S-18 which was filed with the SEC on February 23, 1981, and incorporated herein by reference.

[7] Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1993, and incorporated herein by reference.

[8] Filed as an exhibit to Registration Statement on Form S-2 (SEC no. 33-37285) filed October 15, 1990, and incorporated herein by reference.

[9] Filed as an exhibit to Form 10-K for the year ended August 31, 1989, and incorporated herein by reference.



* Denotes management contract or compensation plan or arrangement.