Form 10QSB
period 1996-11-30
HEI INC
filed 1997-01-07
CIK 351298

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                         ****
                                     FORM 10-QSB
                                         ****


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended NOVEMBER 30, 1996.
                                   -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _____ to ____.
Commission File Number 0-10078
                      --------



                                      HEI, INC.
                              --------------------------
                    (Name of Small Business Issuer in Its Charter)
Minnesota                                                        41-0944876
-------------                                                   -----------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


P.O. BOX 5000, 1495 STEIGER LAKE LANE, VICTORIA, MN             55386
-----------------------------------------------------           ------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number, including area code:  (612)443-2500
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


As of December 13, 1996, 4,072,427 Common Shares (par value $.05) were outstanding.


This Form 10-QSB consists of 10 pages.

Table of Contents                                     HEI, INC.
------------------------------------------------------------------------


    Part I - Financial Information


    Item 1.  Financial Statements

         Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . 3

         Statement of Operations . . . . . . . . . . . . . . . . . . 4

         Statement of Cash Flows . . . . . . . . . . . . . . . . . . 5

         Notes to Financial Statements . . . . . . . . . . . . . . . 6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . 7-8

    Part II - Other Information


    Item 6.  Exhibits and Reports on Form 8-K . . . . . .  . . . .   9

    Signatures . . . . . . . .  . . . . . . . . . . . . . . . . . .  10

PART 1.  FINANCIAL INFORMATION                                       3

ITEM 1.  FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------
                                            NOVEMBER 30, 1996   August 31, 1996
--------------------------------------------------------------------------------
ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                         $2,159             $1,186
   Short-term investments                             6,161              5,488
--------------------------------------------------------------------------------
                                                      8,320              6,674
   Accounts receivable, net                           3,348              4,039
   Inventories                                        2,037              1,561
   Other, principally deferred tax assets               848                764
--------------------------------------------------------------------------------
Total current assets                                 14,553             13,038
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Property and equipment:
   Land                                                 216                216
   Building and improvements                          3,784              3,767
   Fixtures and equipment                             8,235              7,667
   Accumulated depreciation                          (5,175)            (4,868)
--------------------------------------------------------------------------------
Net property and equipment                            7,060              6,782
--------------------------------------------------------------------------------

Restricted cash                                       1,881              2,455
Long-term Investments                                 1,036                 -
Deferred financing costs                                119                139
--------------------------------------------------------------------------------
Total assets                                        $24,649           $22,414
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                   $438               $354
   Accounts payable                                   1,435                673
   Accrued liabilities                                1,430              1,354
   Income taxes payable                                 806                569
--------------------------------------------------------------------------------
Total current liabilities                             4,109              2,950
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Long-term debt                                        5,187              5,271
Deferred tax liability                                  370                377
--------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares
      authorized; none issued
   Common stock, $.05 par; 10,000,000 shares
      authorized; 4,072,427 and 4,030,427
       shares issued and outstanding                    204                202
   Paid-in capital                                    7,048              6,892
   Retained earnings                                  7,731              6,722
--------------------------------------------------------------------------------
Total shareholders' equity                           14,983             13,816
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $24,649            $22,414
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


--------------------------------------------------------------------------------
                                                      Three Months Ended
                                              NOV. 30, 1996     Dec. 2, 1995
--------------------------------------------------------------------------------

Net sales                                            $6,258           $4,710

Cost of sales                                         3,875            3,660
--------------------------------------------------------------------------------

  Gross profit                                        2,383            1,050
--------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                   607              593
  Research, development and engineering                 213              190
--------------------------------------------------------------------------------

Operating income                                      1,563              267
--------------------------------------------------------------------------------

Other income, net                                       (57)             (87)
--------------------------------------------------------------------------------

Income before income taxes                            1,620              354

Income taxes                                            610              130
--------------------------------------------------------------------------------

Net income                                           $1,010             $224
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net income per common share                           $0.24            $0.06
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Weighted average number of common and common
equivalent shares outstanding                     4,259,846        4,004,541
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------
                                                      Three Months Ended
                                                 NOVEMBER 30, 1996  December 2, 1995
------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income                                             $1,010              $224
   Depreciation and amortization                             348               190
   Allowance for doubtful accounts and
    inventories                                               53                 -
Changes in current operating items:
   Accounts receivable                                       681               125
   Inventories                                              (519)             (248)
   Other current assets                                      (91)                8
   Accounts payable                                          762               319
   Accrued liabilities                                        76               (29)
   Income taxes payable                                      237                91
------------------------------------------------------------------------------------
Net cash flow provided by operating activities             2,557               680
------------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of short-term investments                    (2,393)           (1,030)
   Maturities of short-term investments                    1,720               950
   Additions to property and equipment                      (607)             (172)
   Purchases of long-term investments                     (1,036)                -
   Decrease in restricted cash                               574                 -
------------------------------------------------------------------------------------
Net cash flow used for investing activities               (1,742)             (252)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Issuance of common stock                                  158                15
------------------------------------------------------------------------------------
Net cash flow provided by financing activities               158                15
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    973               443
Cash and cash equivalents, beginning of period             1,186             1,438
------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $2,159            $1,881
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Interest paid                                                $54                $2
Income taxes paid                                            440             1,351
------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                       HEI, INC.
--------------------------------------------------------------------------

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION


The unaudited financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1996. Interim results of operations for the three month period ended November 30, 1996 may not necessarily be indicative of the results to be expected for the full year.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:



(Dollars in thousands)            November 30, 1996    August 31, 1996
                                  -----------------    ---------------
                                       (unaudited)

Purchased parts                              $1,624             $1,394
Work in process                               1,079                697
Finished goods                                   89                182
Allowance for excess or obsolete stock         (755)              (712)
                                                ---                ---
                                             $2,037             $1,561
                                              -----              -----
                                              -----              -----

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                         HEI, INC.
        -----------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $2,557,000 for the three months ended November 30. 1996. This included net income of $1,010,000, non-cash depreciation and amortization of $348,000, and a net reduction of $1,146,000 in current operating items for the first three months of fiscal 1997. The current operating item reduction included increased accounts payable of $762,000 and decreased accounts receivable of $681,000, partially offset by increased inventories of $519,000.

The inventory increase is primarily due to increased work in process resulting from customer scheduled build requirements.

Accounts receivable average days outstanding were 45 days as of November 30, 1996 compared to 46 days for the same period a year ago. Inventory turns were
8.5 for the first three months of fiscal 1997 compared to 6.7 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility, and the remainder will be or has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at November 30, 1996 and August 31, 1996 was 3.95%. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. Restricted cash on the balance sheet represents cash advanced under the bonds which is held by the bond trustee in an interest bearing account and will be released to the Company over the next three years for equipment purchases. To the extent such funds are not expended, they will revert back to the bond holders.

The Company has a $3,000,000 revolving line of credit which expires in April 1998. Borrowings under this agreement are collateralized by accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, based at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate. As of November 30, 1996, there were no borrowings under the revolving line of credit.

Capital equipment expenditures for the three months ended November 30, 1996 were $607,000, primarily for production equipment, including a flexmounter high placement system.

During fiscal 1997, the Company intends to expend approximately $2.7 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily through the restricted cash available from the Industrial Development Revenue Bonds discussed above.

REVIEW OF OPERATIONS

NET SALES

1997 VS. 1996: HEI, Inc.'s net sales for the three months ended November 30, 1996 increased 33%, compared to the same period a year ago. Microelectronic sales increased 53% from the same three month period last year as a result of increased shipments in the high density disk drive business. The increase in disk drive business shipments was partially offset by the reduction in revenue due to the sale of the light pen product line in August 1996.

Because the Company's sales to the computer disk drive market are generally tied to the customers' projected sales and production of the related product, the Company's sales levels are subject to fluctuations outside the Company's control. To the extent that sales to any one customer represent a significant portion of the Company's sales, any change in the level of sales to that customer can have a significant impact on the Company's total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

GROSS PROFIT

1997 VS. 1996: For the three months ended November 30, 1996, gross profit increased $1,333,000 from last year, and the gross profit rate increased to 38% from 22% last year. The increased gross profit rate reflects primarily the impact of a higher number of products built utilizing customer supplied materials. While the gross profit rate for the first quarter of fiscal 1997 was 38%, significantly lower gross margins are anticipated throughout the remainder of fiscal 1997 due to lower pricing as higher volumes are reached on a high density disk drive program.

OPERATING EXPENSES

1997 VS. 1996: Operating expenses for the three month period ended November 30, 1996 increased 5% from last year's comparable period. The increase in selling, general and administrative expenses was due to increased product development and support expenses. Operating expenses were 13% of net sales compared to 17% for the first quarter of last year. The decrease in the percentage to net sales is primarily due to the effect of higher sales on fixed costs.

INCOME TAXES

The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1997 is approximately 38% compared to 37% for fiscal 1996. Income tax expense for the first quarter of fiscal 1997 was $610,000 as compared to $130,000 for the same period a year ago.

NET INCOME

1997 VS. 1996: The Company had net income of $1,010,000 for the first quarter of fiscal 1997 compared to $224,000 for the same period a year ago. The increase in net income principally was the result of increased sales and higher gross profit margins.

FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS CONTAIN INFORMATION REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS BASED ON THE COMPANY'S CURRENT ASSUMPTIONS INVOLVING A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS; THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS; THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS; ADVERSE COMPETITIVE DEVELOPMENTS AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.


















PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

            Exhibit 27 Financial Data Schedule

        b)  Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended
             November 30, 1996

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                        HEI, INC.

                        (Registrant)


Date:    01/02/97       /s/ Jerald H. Mortenson
    ---------------     ------------------------------------
                        Jerald H. Mortenson
                        Vice President of Finance and Administration,
                        Chief Financial Officer and Treasurer
                        (a duly authorized officer)