Form 10QSB
period 1997-03-01
HEI INC
filed 1997-04-14
CIK 351298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                     ****
                                  FORM 10-QSB
                                     ****


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 1, 1997.
                                           --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the transition period from _______________ to ________________.
    Commission File Number 0-10078
                           -------


                                    HEI, INC.
                                 ---------------
                (Name of Small Business Issuer in Its Charter)

Minnesota                              41-0944876
---------                              ----------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN              55386
---------------------------------------------------            ----------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code:  (612) 443-2500
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

As of March 17, 1997, 4,195,427 Common Shares (par value $.05) were outstanding.

This Form 10-QSB consists of 11 pages.

Table of Contents                                                      HEI, Inc.
--------------------------------------------------------------------------------


     Part I -  Financial Information


     Item 1.   Financial Statements

               Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 3

               Statement of Operations . . . . . . . . . . . . . . . . . . . 4

               Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 5

               Notes to Financial Statements . . . . . . . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . 7-9

     Part II - Other Information


     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 10

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------
                                                           MARCH 1, 1997     August 31, 1996
----------------------------------------------------------------------------------------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 2,013           $ 1,186
   Short-term investments                                       7,232             5,488
----------------------------------------------------------------------------------------------
                                                                9,245             6,674
   Accounts receivable, net                                     4,329             4,039
   Inventories                                                  3,155             1,561
   Other, principally deferred tax assets                         737               764
----------------------------------------------------------------------------------------------
Total current assets                                           17,466            13,038
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Property and equipment:
   Land                                                           216               216
   Building and improvements                                    3,784             3,767
   Fixtures and equipment                                       8,463             7,667
   Accumulated depreciation                                    (5,469)           (4,868)
----------------------------------------------------------------------------------------------
Net property and equipment                                      6,994             6,782
----------------------------------------------------------------------------------------------
Restricted cash                                                 1,788             2,455
Deferred financing costs                                          100               139
----------------------------------------------------------------------------------------------
Total assets                                                  $26,348           $22,414
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                          $   440           $   354
   Accounts payable                                             2,402               673
   Accrued liabilities                                          1,375             1,354
   Income taxes payable                                           262               569
----------------------------------------------------------------------------------------------
Total current liabilities                                       4,479             2,950
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Long-term debt                                                  5,185             5,271
Deferred tax liability                                            380               377
----------------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
     none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
     4,190,427 and 4,030,427 shares issued and outstanding        210               202
   Paid-in capital                                              7,771             6,892
   Retained earnings                                            8,323             6,722
----------------------------------------------------------------------------------------------
Total shareholders' equity                                     16,304            13,816
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $26,348           $22,414
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC.

STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                 MAR. 1, 1997   Mar. 2, 1996     MAR. 1, 1997   Mar. 2, 1996
------------------------------------------------------------------------------------------------------------
Net sales                                            $9,197        $4,917           $15,455         $9,627

Cost of sales                                         7,568         3,662            11,443          7,322
------------------------------------------------------------------------------------------------------------
  Gross profit                                        1,629         1,255             4,012          2,305
------------------------------------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative                   594           565             1,201          1,158
  Research, development and engineering                 226           208               439            398
------------------------------------------------------------------------------------------------------------
Operating income                                        809           482             2,372            749
------------------------------------------------------------------------------------------------------------
Other income, net                                        94            66               151            153
------------------------------------------------------------------------------------------------------------
Income before income taxes                              903           548             2,523            902
------------------------------------------------------------------------------------------------------------
Income taxes                                            312           206               922            336
------------------------------------------------------------------------------------------------------------
Net income                                           $  591        $  342           $ 1,601         $  566
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Net income per common share                          $ 0.14        $ 0.08           $  0.37         $ 0.14
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Weighted average number of common and common
equivalent shares outstanding                     4,368,206     4,064,970         4,320,144      4,034,687
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

HEI, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                                  Six Months Ended
                                                           MARCH 1, 1997      March 2, 1996
---------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income                                                 $ 1,601             $   566
   Depreciation and amortization                                  712                 394
   Allowance for doubtful accounts and inventories                 77                  69
   Deferred income taxes                                          (17)                  -
Changes in current operating items:
   Accounts receivable                                           (301)               (179)
   Inventories                                                 (1,660)               (792)
   Other current assets                                            47                 (33)
   Accounts payable                                             1,929                 325
   Accrued liabilities                                             21                  79
   Income taxes payable                                          (307)                (59)
---------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                  2,102                 370
---------------------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of short-term investments                         (4,884)             (1,484)
   Maturities of short-term investments                         3,140               1,350
   Additions to property and equipment                         (1,150)             (1,094)
   Proceeds from sale of property and equipment                    65                   -
   Decrease in restricted cash                                    667                   -
---------------------------------------------------------------------------------------------
Net cash flow used for investing activities                    (2,162)             (1,228)
---------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Issuance of common stock                                       720                 526
   Tax benefit of nonqualified stock options                      167                   -
---------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                    887                 526
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              827                (332)
Cash and cash equivalents, beginning of period                  1,186               1,438
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $ 2,013             $ 1,106
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1996. Interim results of operations for the three and six month periods ended March 1, 1997 may not necessarily be indicative of the results to be expected for the full year.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


(Dollars in thousands)                      March 1, 1997     August 31, 1996
                                            -------------     ---------------
                                             (unaudited)
Purchased parts                                 $2,547             $1,394
Work in process                                  1,228                697
Finished goods                                     158                182
Allowance for excess or obsolete stock            (778)              (712)
                                                ------             ------
                                                $3,155             $1,561
                                                ------             ------
                                                ------             ------


(3)  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares, assuming the exercise of stock options, when dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the diluted EPS required under SFAS No. 128. Basic EPS for the Company would be calculated based on only common shares outstanding without considering the dilutive effects of common stock equivalents.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                              HEI, INC.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $2,102,000 for the six months ended March 1, 1997. This primarily included net income of $1,601,000, non-cash depreciation and amortization of $712,000, and a net reduction of $271,000 in current operating items for the first six months of fiscal 1997. The current operating item reduction included increased accounts payable of $1,929,000, partially offset by increased accounts receivable of $301,000, increased inventories of $1,660,000 and decreased income taxes payable of $307,000.

The inventory increase is primarily due to increased purchased parts resulting from decreased utilization of custom supplied material.

Accounts receivable average days outstanding were 36 days as of March 1, 1997 compared to 41 days for the same period a year ago. Annualized inventory turns were 11.1 for the second quarter of fiscal 1997 compared to 5.7 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility, and the remainder will be or has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at March 1, 1997 and August 31, 1996 was 3.70% and 3.95%, respectively. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. Restricted cash on the balance sheet represents cash advanced under the bonds which is held by the bond trustee in an interest bearing account and will be released to the Company over the next three years for equipment purchases. To the extent such funds are not expended, they will revert back to the bond holders.

The Company has a $3,000,000 revolving line of credit which expires in April 1998. Borrowings under this agreement are collateralized by accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, based at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate. As of March 1, 1997, there were no borrowings under the revolving line of credit.

Capital equipment expenditures for the six months ended March 1, 1997 were $1,150,000, primarily for production equipment.

During fiscal 1997, the Company intends to expend approximately $2.7 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded from multiple sources including the restricted cash available from the Industrial Development Revenue Bonds discussed above.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                              HEI, INC.
--------------------------------------------------------------------------------

REVIEW OF OPERATIONS

NET SALES

1997 VS. 1996: HEI, Inc.'s net sales for the three and six month periods ended March 1, 1997 increased 87% and 61%, respectively, compared to the same periods a year ago. Microelectronic sales increased 107% from the same three month period last year as a result of increased shipments in the high density disk drive business primarily due to one customer program. Shipments to this customer reached 57% of total Company sales for the second quarter of this fiscal year. The increase in microelectronic sales was partially offset by the reduction in revenue due to the sale of the light pen product line in August 1996.

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

On April 7, 1997 the Company announced that it had received notice from its largest current customer to begin phasing out production of a microelectronic assembly used in high density disk drives. While phase out arrangements had not been finalized with the customer at the time of the announcement, the Company anticipates that the phase out will commence late in the third quarter of this year and be complete by the end of the fourth quarter of this year. As a result, the Company expects a decline in revenues and profits beginning the fourth quarter of this fiscal year until replacement business is secured.

GROSS PROFIT

1997 VS. 1996: For the three month and six month periods ended March 1, 1997, gross profit increased $374,000 and $1,707,000, respectively, from the same periods last year. The gross profit rate for the six months ended March 1, 1997 increased to 26% from 24% last year which reflects primarily the impact of a higher number of products built utilizing customer supplied materials early in the fiscal year. The gross profit rate for the second quarter of fiscal 1997 was 18% versus 26% for the comparable period last year as a result of volume pricing with lower gross margin rates for sales on a high density disk drive program. The gross margin rates for the remainder of this year are likely to be reduced from the second quarter as a result of the expected phase out of the disk drive program.

OPERATING EXPENSES

1997 VS. 1996: Operating expenses for the three and six month periods ended March 1, 1997 increased 6% and 5% respectively from last year's comparable periods. The increase in operating expenses was due to increased product development and support expenses. Operating expenses were 9% and 11% of net sales compared to 16% for the three and six month periods of last year. The decrease in the percentage to net sales is primarily due to the effect of higher sales on fixed costs.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                              HEI, INC.
--------------------------------------------------------------------------------

INCOME TAXES

1997 VS. 1996: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1997 is approximately 36% compared to the full year fiscal 1996 effective rate of 25.4%. The 1996 rate was reduced due to the elimination of the deferred tax asset valuation allowance. Income tax expense was $312,000 and $922,000 for the three and six month periods ended March 1, 1997 compared to $206,000 and $336,0000 for the same periods a year ago.

NET INCOME

1997 VS. 1996: The Company had net income of $591,000 and $1,601,000 for the three and six month periods ended March 1, 1997 compared to $342,000 and $566,000 for the same periods a year ago. The increase in net income principally was the result of increased sales partially offset by lower gross profit rates in the second quarter.


FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS CONTAIN INFORMATION REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS BASED ON THE COMPANY'S CURRENT ASSUMPTIONS INVOLVING A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS; THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS; THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS; ADVERSE COMPETITIVE DEVELOPMENTS; CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             Exhibit 27-Financial Data Schedule

         b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 1, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                       HEI, INC.

                                       (Registrant)




Date:  04/10/97                        /s/ Jerald H. Mortenson
     ------------------                -----------------------------------------
                                       Jerald H. Mortenson
                                       Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       and Treasurer
                                       (a duly authorized officer)