Form 10QSB
period 1997-05-31
HEI INC
filed 1997-06-20
CIK 351298

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                         ****
                                     FORM 10-QSB
                                         ****


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________  to ________.
Commission File Number 0-10078



                                      HEI, INC.
                                  ------------------
                    (Name of Small Business Issuer in Its Charter)
Minnesota                              41-0944876
----------                             ----------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN   55386
---------------------------------------------------   -----
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (612)443-2500
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
            --   ---


As of June 18, 1997, 4,207,476 Common Shares (par value $.05) were outstanding.



This Form 10-QSB consists of 11 pages.

Table of Contents                                HEI, Inc.
-----------------------------------------------------------



    Part I - Financial Information


    Item 1.  Financial Statements

         Balance Sheet . . . . . . . . . . .. . . . . . . . . . . . . . . 3

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

ITEM 1. FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEET
-------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



-----------------------------------------------------------------------------------------------------
                                                                   MAY 31, 1997     August 31, 1996
-----------------------------------------------------------------------------------------------------
ASSETS                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                            $4,578              $1,186
    Short-term investments                                                6,850               5,488
-----------------------------------------------------------------------------------------------------
                                                                         11,428               6,674
    Accounts receivable, net                                              3,121               4,039
    Inventories                                                           2,642               1,561
    Other, principally deferred tax assets                                1,113                 764
-----------------------------------------------------------------------------------------------------
Total current assets                                                     18,304              13,038
-----------------------------------------------------------------------------------------------------
Property and equipment:
    Land                                                                    216                 216
    Building and improvements                                             3,790               3,767
    Fixtures and equipment                                                8,981               7,667
    Accumulated depreciation                                             (5,807)             (4,868)
-----------------------------------------------------------------------------------------------------
Net property and equipment:                                               7,180               6,782
-----------------------------------------------------------------------------------------------------

Restricted cash                                                             583               2,455
Deferred financing costs                                                    139                 139
-----------------------------------------------------------------------------------------------------
Total assets                                                            $26,206             $22,414
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $620                $354
    Accounts payable                                                      2,199                 673
    Accrued liabilities                                                   1,380               1,354
    Income taxes payable                                                    105                 569
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                 4,304               2,950
-----------------------------------------------------------------------------------------------------

Long-term debt                                                            4,566               5,271
Deferred tax liability                                                      405                 377
-----------------------------------------------------------------------------------------------------
Shareholders' equity:
    Undesignated stock; 5,000,000 shares authorized;
      none issued
    Common stock, $.05 par; 10,000,000 shares authorized;
      4,207,476 and 4,030,427 shares issued and outstanding                 210                 202
    Paid-in capital                                                       7,859               6,892
    Retained earnings                                                     8,862               6,722
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                               16,931              13,816
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $26,206             $22,414
-----------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

                                                                          4
HEI, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
-----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



-----------------------------------------------------------------------------------------------------
                                              Three Months Ended             Nine Months Ended
                                          MAY 31, 1997   June 1, 1996   MAY 31, 1997   June 1, 1996
-----------------------------------------------------------------------------------------------------
Net sales                                       $9,067         $4,656        $24,522        $14,283

Cost of sales                                    7,539          3,563         18,982         10,885
-----------------------------------------------------------------------------------------------------

  Gross profit                                   1,528          1,093          5,540          3,398
-----------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative              579            578          1,780          1,736
  Research, development and engineering            205            231            644            629
-----------------------------------------------------------------------------------------------------

Operating income                                   744            284          3,116          1,033
-----------------------------------------------------------------------------------------------------

Other income, net                                   79             58            230            211
-----------------------------------------------------------------------------------------------------

Income before income taxes                         823            342          3,346          1,244

Income taxes                                       284            124          1,206            460
-----------------------------------------------------------------------------------------------------

Net income                                        $539           $218         $2,140           $784
-----------------------------------------------------------------------------------------------------

Net income per common share                      $0.13          $0.05          $0.50          $0.19
-----------------------------------------------------------------------------------------------------


Weighted average number of common and common
equivalent shares outstanding                4,275,244      4,149,099      4,308,446      4,073,187
-----------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

                                                                          5
HEI, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------
(DOLLARS IN THOUSANDS)



-----------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                   MAY 31, 1997        June 1, 1996
-----------------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
    Net income                                                           $2,140                $784
    Depreciation and amortization                                         1,100                 620
    Allowance for doubtful accounts and inventories                         137                  (6)
    Deferred income taxes                                                   (17)                  -
Changes in current operating items:
    Accounts receivable                                                     905                 528
    Inventories                                                          (1,205)               (560)
    Other current assets                                                   (304)                (39)
    Accounts payable                                                      1,726                  99
    Accrued liabilities                                                      26                 155
    Income taxes payable                                                   (464)                (52)
-----------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                            4,044               1,529
-----------------------------------------------------------------------------------------------------
Cash flow used for investing activities:
    Purchases of short-term investments                                  (6,437)             (4,313)
    Maturities of short-term investments                                  5,075               3,160
    Additions to property and equipment                                  (1,709)             (3,556)
    Proceeds from sale of property and equipment                             65                   -
    Decrease (Increase) in restricted cash                                1,872              (3,211)
    Increase in deferred financing fees                                     (54)               (102)
-----------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                              (1,188)             (8,022)
-----------------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
    Proceeds from long-term debt                                              -               5,625
    Repayment of long-term debt                                            (439)                  -
    Issuance of common stock                                                808                 648
    Tax benefit of nonqualified stock options                               167                   -
-----------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                              536               6,273
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      3,392                (220)
Cash and cash equivalents, beginning of period                            1,186               1,438
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $4,578              $1,218
-----------------------------------------------------------------------------------------------------



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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1996. Interim results of operations for the three and nine month periods ended May 31, 1997 may not necessarily be indicative of the results to be expected for the full year.

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

(Dollars in thousands)                           May 31, 1997   August 31, 1996
                                                 ------------   ---------------
                                                  (unaudited)

Purchased parts                                       $2,079         $1,394
Work in process                                        1,151            697
Finished goods                                           248            182
Allowance for excess or obsolete stock                  (836)          (712)
                                                        -----          -----

                                                      $2,642         $1,561
                                                      ------         ------
                                                      ------         ------

(3)  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding, assuming the exercise of stock options, when dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the diluted EPS required under SFAS No. 128. Basic EPS for the Company would be calculated based on only weighted average common shares outstanding without considering the dilutive effects of common stock equivalents.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                              HEI, INC.
             ---------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $4,044,000 for the nine months ended May 31, 1997. This primarily included net income of $2,140,000, non-cash depreciation and amortization of $1,100,000, and a net change of $684,000 in current operating items for the first nine months of fiscal 1997. The current operating item change included decreased accounts receivable of $905,000 and increased accounts payable of $1,726,000, partially offset by increased inventories of $1,205,000 and decreased income taxes payable of $464,000.

The inventory increase is primarily due to increased purchased parts resulting from decreased utilization of customer supplied material.

Accounts receivable average days outstanding were 34 days as of May 31, 1997 compared to 44 days for the same period a year ago. Annualized inventory turns were 10.9 for the third quarter of fiscal 1997 compared to 5.6 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility, and the remainder will be or has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at May 31, 1997 and August 31, 1996 was 4.57% and 3.95%, respectively. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. Restricted cash on the balance sheet represents cash advanced under the bonds which is held by the bond trustee in an interest bearing account and will be released to the Company over the next three years for equipment purchases. To the extent such funds are not expended, they will revert back to the bond holders.

The Company has a $3,000,000 revolving line of credit which expires in April 1998. Borrowings under this agreement would be collateralized by accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, at the Company's option, based on the lender's prime rate of interest or 2% above the lender's LIBOR rate. As of May 31, 1997, there were no borrowings under the revolving line of credit.

Capital equipment expenditures for the nine months ended May 31, 1997 were $1,709,000, primarily for production equipment.

During fiscal 1997, the Company intends to expend approximately $2.2 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded from multiple sources including the restricted cash available from the Industrial Development Revenue Bonds discussed above.

                                                                          8
REVIEW OF OPERATIONS

NET SALES

1997 VS. 1996: HEI, Inc.'s net sales for the three and nine month periods ended May 31, 1997 increased 95% and 72%, respectively, compared to the same periods a year ago. Microelectronic sales increased 117% from the same three month period last year as a result of increased shipments in the high density disk drive business primarily due to one customer program. Shipments to this customer reached 67% of total Company sales for the third quarter of this fiscal year and represent 58% of total sales for the nine month period. The increase in microelectronic sales was partially offset by the reduction in revenue due to the sale of the light pen product line in August 1996.

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

On April 7, 1997 the Company announced that it had received notice from its largest current customer to begin phasing out production of a microelectronic assembly used in high density disk drives. Phase out of this program commenced late in the third quarter of this year and will be complete by the end of the fourth quarter. The phase out is expected to result in significantly decreased revenues and operating income relative to the past two quarters of this year beginning the fourth quarter of fiscal 1997 and continuing through at least the first quarter of fiscal 1998 until equivalent replacement business is secured.

GROSS PROFIT

1997 VS. 1996: For the three month and nine month periods ended May 31, 1997, gross profit increased $435,000 and $2,142,000, respectively, from the same periods last year. The gross profit rate for the nine months ended May 31, 1997 decreased to 23% from 24% last year. The gross profit rate for the third quarter of fiscal 1997 was 17% versus 23% for the comparable period last year as a result of volume pricing with lower gross margin rates for sales on a high density disk drive program. The gross margin rates for the remainder of this year are likely to be reduced from the third quarter as a result of the expected phase out of the disk drive program.

OPERATING EXPENSES

1997 VS. 1996: Operating expenses for the third quarter ended May 31, 1997 decreased 3% from last year's comparable period due to the sale of the light pen product line. Operating expenses for the nine months ended May 31, 1997 increased 2% from last year's comparable period due to increased product development and support expenses partially offset by the sale of the light pen product line. Operating expenses were 9% and 10% of net sales compared to 17% for the three and nine month periods of last year. The decrease in the percentage of net sales is primarily due to the effect of spreading fixed costs over a higher volume of sales.

INCOME TAXES

1997 VS. 1996: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1997 is approximately 36% compared to the full year fiscal 1996 effective rate of 25.4%. The 1996 rate benefited from elimination of a deferred tax asset valuation allowance. Income tax expense was $284,000 and $1,206,000 for the three and nine month periods ended May 31, 1997 compared to $124,000 and $460,000 for the same periods a year ago.

NET INCOME

1997 VS. 1996: The Company had net income of $539,000 and $2,140,000 for the three and nine month periods ended May 31, 1997 compared to $218,000 and $784,000 for the same periods a year ago. The increase in net income principally was the result of increased sales partially offset by lower gross profit rates in the second and third quarters.




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

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

    On April 25, 1997, the Company reported that its Board of Directors authorized the repurchase of up to 250,000 of its common shares. The repurchases are to be made from time to time, based upon market conditions at the discretion of management.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        Exhibit 27-Financial Data Schedule

    b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended May 31, 1997.

SIGNATURES
----------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                        HEI, INC.

                        (Registrant)


Date:    06/18/97       /s/ Jerald H. Mortenson
--------------------    -----------------------------------
                        Jerald H. Mortenson
                        Vice President of Finance and Administration,
                        Chief Financial Officer and Treasurer
                        (a duly authorized officer)