Form 10KSB
period 1997-08-31
HEI INC
filed 1997-12-01
CIK 351298

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                         ****
                                     FORM 10-KSB
                                         ****

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ______. Commission File Number 0-10078

                                          HEI, INC.
                                  -----------------
                    (Name of Small Business Issuer in Its Charter)

Minnesota                                           41-0944876
---------                                           ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN       55386
---------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (612)443-2500
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----
Securities registered pursuant to Section 12(g) of the Exchange Act:

                        COMMON STOCK, PAR VALUE $.05 PER SHARE
                       ---------------------------------------
                                   (Title of Class)

                           RIGHTS TO PURCHASE COMMON STOCK
                           --------------------------------
                                   (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No    .
            ----     ----

Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

HEI, Inc. revenues for the fiscal year ended August 31, 1997 were $30,962,000.

The aggregate market value as of November 1, 1997 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $18,000,000.

As of November 21, 1997, 4,068,576 Common Shares (par value $.05) were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1997 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 21, 1998 are incorporated by reference in Part III.

HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
     HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969.

(b)  BUSINESS OF THE COMPANY

     PRINCIPAL PRODUCTS AND SERVICES - HEI, Inc. is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in medical, industrial and computer markets. The optical switch product line and light pen product line, which represented minor parts of the Company's sales, were sold in August 1997 and August 1996, respectively.

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

     DEPENDENCE ON SINGLE OR FEW CUSTOMERS - Following is the approximate percentage of the Company's sales to major customers which accounted for more than 10% of total sales in fiscal years 1997, 1996 and 1995.


     Customer            1997           1996           1995
     --------            ----           ----           ----
     Customer A          55%            16%
     Customer B          27%            38%            12%
     Customer C                         10%
     Customer D                                        30%
     Customer E                                        27%

     COMPETITION - In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

     RESEARCH AND DEVELOPMENT - The estimated amount spent on Company-sponsored research and development activities was approximately $843,000 and $849,000 for the years ended August 31, 1997 and 1996.

     EMPLOYEES - At August 31, 1997, the Company employed approximately 120 persons of which 2 were part-time.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns a 48,000 square foot facility for administration and production in Victoria, Minnesota, which was completed in August 1981. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. Due to the sale of the optical switch business in August 1997, the Company no longer leases a facility in Sauk Centre, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company or its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by Item 5 is incorporated by reference from the Annual Report on page 20.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The information called for by Item 6 is incorporated by reference from the Annual Report on pages 4-8.

ITEM 7.  FINANCIAL STATEMENTS

The information called for by Item 7 is incorporated by reference from the Annual Report on pages 9-18 as follows:

                                                                Page in
                                                                Annual Report:
                                                                --------------

Balance Sheet as of August 31, 1997 and 1996                    9

Statement of Operations for the Years Ended
  August 31, 1997, 1996 and 1995                                10

Statement of Changes in Shareholders' Equity
  for the Years Ended August 31, 1997, 1996 and 1995            11

Statement of Cash Flows for the Years Ended
  August 31, 1997, 1996 and 1995                                12

Notes to Financial Statements                                   13-17

Report of Independent Accountants                               18


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Election of Directors."

The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 1, 1997.

NAME                       AGE     POSITION
----                       ---     --------

Eugene W. Courtney         61      President, Chief Executive Officer

Jerald H. Mortenson        63      Vice President of Finance and Administration,
                                   Chief Financial Officer and Treasurer

Dale A. Nordquist          43      Vice President of Sales and Marketing

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on Page 7

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1997.

SIGNATURES


In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

BY:            /s/ Eugene W. Courtney
               ------------------------------------------
               Eugene W. Courtney, President and Chief Executive Officer

Date:     November 24, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eugene W. Courtney                                      November 24, 1997
-----------------------------------------------             -----------------
Eugene W. Courtney, Director                                       Date

/s/ Jerald H. Mortenson
-----------------------------------------------
Jerald H. Mortenson, Vice President of Finance
and Administration, Chief Financial Officer and             November 24, 1997
Treasurer                                                   -----------------
                                                                   Date

/s/ Craig E. Roble                                          November 24, 1997
-----------------------------------------------             -----------------
Craig E. Roble, Company Controller                                 Date

/s/ Robert L. Brueck                                        November 24, 1997
-----------------------------------------------             -----------------
Robert L. Brueck, Director                                         Date

/s/ William R. Franta                                       November 24, 1997
-----------------------------------------------             -----------------
William R. Franta, Director                                        Date

/s/ Kenneth A. Schoen                                       November 24, 1997
-----------------------------------------------             -----------------
Kenneth A. Schoen, Director                                        Date

/s/ Frederick M Zimmerman                                   November 24, 1997
-----------------------------------------------             -----------------
Frederick M Zimmerman, Director                                    Date

                                    EXHIBIT INDEX


                                                                                                   Page Number or
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
                                                                                                   ---------
    3.1            Restated Articles of Incorporation, as amended.                                 Note 1

    *3.2           Bylaws, as amended.

    4.1            Rights Agreement dated May 27, 1988 between HEI, Inc. and Norwest               Note 2
                   Bank Minnesota, N.A., as amended.

    4.2a           Credit Agreement with Norwest Bank Minnesota, N.A. dated April 1, 1996.         Note 3

    4.2b           Current Note and Security Agreement with Norwest Bank Minnesota,                Note 3
                   N.A. dated April 1, 1996.

    4.3a           Reimbursement Agreement by and between HEI, Inc. and Norwest Bank               Note 3
                   Minnesota, N.A. dated April 1, 1996.

    4.3b           Mortgage Security Agreement Fixture Financing Statement and                     Note 3
                   Assignment of Leases and Rents by HEI, Inc. as Mortgagor to Norwest
                   Bank Minnesota, N.A. as Mortgagee dated April 1, 1996.

    4.3c           Security Agreement by HEI, Inc. in favor of Norwest Bank Minnesota,             Note 3
                   N.A. dated April 1, 1996.

    10.1           Form of Indemnification Agreement between HEI and officers and directors.       Note 4

    **10.2         HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as              Note 5
                   amended to date.

    ***10.3        1991 Stock Option Plan for Non-employee Directors, as amended to date.

    ***10.4 Form of Agreement regarding Employment/Compensation upon change in control with Messrs. Courtney, Mortenson and Nordquist.


    *13            Annual Report to Shareholders for the year ended August 31, 1997.

    23             Consent of Independent Accountants.

    *27            Financial Data Schedule.


Notes to Exhibits above:

[1] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.

[2] Filed as an exhibit to Registration Statement on Form 8-A filed May 31, 1988, as amended by Form 8 filed June 27, 1988, and incorporated herein by reference.

[3] Filed as an exhibit to Form 10-QSB for the quarter ended June 1, 1996, and incorporated herein by reference.

[4] Filed as an exhibit to Registration Statement on Form S-2 (SEC no. 33-37285) filed October 15, 1990, and incorporated herein by reference.

[5] Filed exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.


   *   Filed herein as an exhibit.

  **   Denotes management contract or compensation plan or arrangement.

 *** Denotes management contract or compensation plan or arrangement and filed herein as an exhibit.