Form 10QSB
period 1997-11-29
HEI INC
filed 1998-01-13
CIK 351298

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                         ***
                                     FORM 10-QSB
                                         ***

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 29, 1997.
                                           ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______.
Commission File Number 0-10078
                       -------


                       HEI, INC.
               ----------------------------
      (Exact name of Small Business Issuer in Its Charter)
Minnesota                                41-0944876
---------                                ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)



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
                                                                -----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 16, 1997, 4,068,576 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X .
                                                                ----    -----

This Form 10-QSB consists of 11 pages.

Table of Contents                                                      HEI, Inc.
--------------------------------------------------------------------------------


     Part I  - Financial Information

     Item 1.   Financial Statements

               Balance Sheet . . . . . . . . . . . . . . . . . . . . . .   3

               Statement of Operations . . . . . . . . . . . . . . . . .   4

               Statement of Cash Flows . . . . . . . . . . . . . . . . .   5

               Notes to Financial Statements . . . . . . . . . . . . . .   6

               Report of Independent Accountants . . . . . . . . . . . .   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .   8-10

     Part II - Other Information


     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   10

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART 1.  FINANCIAL INFORMATION                                                 3
ITEM 1.  FINANCIAL STATEMENTS

HEI, INC.
BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------
                                           NOVEMBER 29, 1997    August 31, 1997
--------------------------------------------------------------------------------
ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                          $3,705             $3,458
   Short-term investments                              9,606              9,175
--------------------------------------------------------------------------------
                                                      13,311             12,633
   Accounts receivable, net                            1,271              2,325
   Inventories                                         1,307              1,575
   Other, principally deferred tax assets                796                860
--------------------------------------------------------------------------------
Total current assets                                  16,685             17,393
--------------------------------------------------------------------------------
Property and equipment:
   Land                                                  216                216
   Building and improvements                           3,866              3,790
   Fixtures and equipment                              8,301              8,158
   Accumulated depreciation                           (5,901)            (5,558)
--------------------------------------------------------------------------------
Net property and equipment                             6,482              6,606
--------------------------------------------------------------------------------

Restricted cash                                          394                389
Long-term Investments                                    202                  -
Deferred financing costs                                 107                123
--------------------------------------------------------------------------------
Total assets                                         $23,870            $24,511
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                    $648               $648
   Accounts payable                                      594                728
   Accrued liabilities                                 1,061              1,233
--------------------------------------------------------------------------------
Total current liabilities                              2,303              2,609
--------------------------------------------------------------------------------

Long-term debt                                         4,537              4,537
Deferred tax liability                                   325                370
--------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares
      authorized;  4,068,576 and 4,103,176 shares
      issued and outstanding                             203                205
   Paid-in capital                                     7,334              7,518
   Retained earnings                                   9,168              9,272
--------------------------------------------------------------------------------
Total shareholders' equity                            16,705             16,995
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $23,870            $24,511
--------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

                                                                               4
HEI, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------
                                                    Three Months Ended
                                            NOV. 29, 1997       Nov. 30, 1996
--------------------------------------------------------------------------------

Net sales                                          $4,080              $6,258

Cost of sales                                       3,543               3,875
--------------------------------------------------------------------------------

  Gross profit                                        537               2,383
--------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                 635                 607
  Research, development and engineering               168                 213
--------------------------------------------------------------------------------

Operating income (loss)                              (266)              1,563
--------------------------------------------------------------------------------

Other income, principally interest income            (107)                (57)
--------------------------------------------------------------------------------

Income (Loss) before income taxes                    (159)              1,620

Income taxes (benefit)                                (55)                610
--------------------------------------------------------------------------------

Net income (loss)                                   ($104)             $1,010
--------------------------------------------------------------------------------

Net income (loss) per common share                 ($0.03)              $0.24

--------------------------------------------------------------------------------

Weighted average number of common and common
equivalent shares outstanding                   4,099,532           4,259,846
--------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------
                                                         Three Months Ended
                                            NOVEMBER 29, 1997 November 30, 1996
--------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income (loss)                                    ($104)           $1,010
   Depreciation                                           343               329
   Amortization                                            16                19
   Accounts receivable and inventory allowances            59                53
   Deferred income tax expense (benefit)                  (85)              (67)
Changes in current operating items:
   Accounts receivable                                  1,054               681
   Inventories                                            209              (519)
   Other current assets                                    40               (41)
   Accounts payable                                      (134)              762
   Accrued liabilities                                   (172)               76
   Income taxes payable                                     0               237
--------------------------------------------------------------------------------
Net cash flow provided by operating activities          1,226             2,540
--------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of short-term investments                 (3,256)           (2,393)
   Maturities of short-term investments                 2,825             1,720
   Additions to property and equipment                   (219)             (607)
   Purchases of long-term investments                    (202)           (1,036)
   Proceeds on sales of product lines                      64                17
   (Increase) Decrease in restricted cash                  (5)              574
--------------------------------------------------------------------------------
Net cash flow used for investing activities              (793)           (1,725)
--------------------------------------------------------------------------------
Cash flow provided by (used for) financing activities:
   Issuance of common stock                                 -               158
   Repurchase of common shares                           (186)                -
--------------------------------------------------------------------------------
Net cash flow provided by (used for) financing
  activities                                             (186)              158
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 247               973
Cash and cash equivalents, beginning of period          3,458             1,186
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $3,705            $2,159
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------
Interest paid                                             $54               $54
Income taxes paid                                           0               440
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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1997. Interim results of operations for the three month period ended November 29, 1997 may not necessarily be indicative of the results to be expected for the full year.

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

(Dollars in thousands)                November 29, 1997     August 31, 1997
                                      -----------------     ---------------
                                            (unaudited)

Purchased parts                                  $1,167              $1,557
Work in process                                     863                 556
Finished goods                                       94                 220
Allowance for excess or obsolete stock             (817)               (758)
                                                   ----                ----
                                                 $1,307              $1,575
                                                 ------              ------
                                                 ------              ------

(3)  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding, assuming the exercise of stock options, when dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income (loss) per common share currently presented by the Company is comparable to the diluted EPS required under SFAS No. 128. Basic EPS for the Company would be calculated based on only weighted average common shares outstanding without considering the dilutive effects of common stock equivalents.

REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS OF HEI, INC.:

We have reviewed the accompanying balance sheet of HEI, Inc. as of November 29, 1997, and the related statements of operations and cash flows for the three-month periods ended November 29, 1997 and November 30, 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of August 31, 1997, and the related statements of operations and cash flows for the year then ended (not presented herein); and in our report dated September 26, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
December 12, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                        HEI, INC.
          ----------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $1,226,000 for the three months ended November 29, 1997. This included a net loss of $104,000, non-cash depreciation and amortization of $359,000, and a net reduction of $997,000 in current operating items for the first three months of fiscal 1997. The current operating item reduction included decreased accounts receivable of $1,054,000 due to reduced sales in the three month period ended November 29, 1997 as compared to the three month period ended August 31, 1997.

Accounts receivable average days outstanding were 31 days as of November 29, 1997 compared to 45 days for the same period a year ago. Inventory turns were
9.7 for the first three months of fiscal 1998 compared to 8.5 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility and approximately $3,864,000 has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. In April 1997, the Company repaid $440,000 of the construction and equipment bonds and in April 1998, another $648,000 is expected to be repaid. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at November 29, 1997 and August 31, 1997 was 4.30% and 3.75%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. The letter of credit reimbursement agreement, as amended on November 27, 1997, contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Restricted cash on the balance sheet represents cash advanced under the bonds which is held by the bond trustee in an interest bearing account and will be released to the Company over the next two years for equipment purchases. To the extent such funds are not expended, they will revert back to the bond holders.

The Company has a $3,000,000 revolving line of credit which expires in April 1998. As of November 29, 1997, there were no borrowings under the amended revolving line of credit. Any borrowings under this agreement would be collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the three months ended November 29, 1997 were $219,000, primarily for production equipment.

During fiscal 1998, the Company intends to expend approximately $1.4 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily from internally generated funds and the remaining funds available from the Industrial Development Revenue Bonds discussed above.

REVIEW OF OPERATIONS

NET SALES

1998 VS. 1997: HEI, Inc.'s net sales for the three months ended November 29, 1997 decreased 35%, compared to the same period a year ago reflecting the phase out in the last quarter of fiscal 1997 of volume production of a device for use in high density disk drives.

Because the Company's sales are generally tied to the customers' projected sales and production of the related product, the Company's sales levels are subject to fluctuations outside the Company's control. To the extent that sales to any one customer represent a significant portion of the Company's sales, any change in the level of sales to that customer can have a significant impact on the Company's total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

GROSS PROFIT

1998 VS. 1997: For the three months ended November 29, 1997, gross profit decreased $1,846,000 from last year, and the gross profit rate decreased to 13% from 38% last year. The decreased gross profit rate primarily reflects the impact of the first quarter in over a year without a significant contribution from the disk drive market. Last year's gross profit rate, at 38%, was relatively high due to the impact of products shipped utilizing customer supplied materials.

OPERATING EXPENSES

1998 VS. 1997: Operating expenses for the three month period ended November 29, 1997 decreased slightly from last year's comparable period. The decrease in research, development and engineering expenses was primarily due to reduced payroll costs. Operating expenses were 20% of net sales compared to 13% for the first quarter of last year. The increase in the percentage to net sales is primarily due to the effect of lower sales on fixed costs.

INCOME TAXES (BENEFIT)

The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1998 is approximately 35% compared to 36% for fiscal 1997. Income tax benefit for the first quarter of fiscal 1998 was $55,000 as compared to income tax expense of $610,000 for the same period a year ago.

NET INCOME (LOSS)

1998 VS. 1997: The Company had a net loss of $104,000 for the first quarter of fiscal 1998 compared to net income of $1,010,000 for the same period a year ago. The net loss was principally the result of decreased sales and lower gross profit margins.

FORWARD-LOOKING INFORMATION

INFORMATION IN THIS DOCUMENT WHICH IS NOT HISTORICAL INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON THE COMPANY'S CURRENT ASSUMPTIONS REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS, AND ALL OF SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS, THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS, THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS, ADVERSE COMPETITIVE DEVELOPMENTS AND CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS. FOR FURTHER DISCUSSION OF FACTORS THAT MAY INFLUENCE THE COMPANY'S OPERATING RESULTS, PLEASE REFER TO THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED AUGUST 31, 1997, AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS; HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.



PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               Exhibit 15 Letter Regarding Unaudited Interim Information

               Exhibit 27 Financial Data Schedule

          b)   Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended November 29, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   HEI, INC.
                                   ---------

                                   (Registrant)


Date:     01/12/98                 /s/ Jerald H. Mortenson
     ---------------               -----------------------------------
                                   Jerald H. Mortenson
                                   Vice President of Finance and Administration,
                                   Chief Financial Officer and Treasurer
                                   (a duly authorized officer)