Form 10QSB
period 1998-02-28
HEI INC
filed 1998-04-03
CIK 351298

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                         ****
                                     FORM 10-QSB
                                         ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 2, 1998, 4,083,576 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes    No  X.
                                                                ---   ---

This Form 10-QSB consists of 12 pages.

                                                                               2

TABLE OF CONTENTS                                                   HEI, INC.
-----------------------------------------------------------------------------

     Part I - Financial Information

     Item 1.  Financial Statements

          Balance Sheet . . . . . . . . . . . . . . . . . . . . . . 3

          Statement of Operations . . . . . . . . . . . . . . . . . 4

          Statement of Cash Flows . . . . . . . . . . . . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . 6-7

          Report of Independent Accountants . . . . . . . . . . . . 8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . 9-11

     Part II - Other Information


     Item 4.  Submission of Matters to a Vote of Security Holders . 11

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 11

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION                                                 3

ITEM 1.  FINANCIAL STATEMENTS


 HEI, INC.
 BALANCE SHEET
 (Dollars in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------
                                                              FEBRUARY 28, 1998     August 31, 1997
-----------------------------------------------------------------------------------------------------
 ASSETS                                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                                            $   995             $ 3,458
   Short-term investments                                                10,267               9,175
-----------------------------------------------------------------------------------------------------
                                                                         11,262              12,633
   Accounts receivable, net                                               2,639               2,325
   Inventories                                                            1,593               1,575
   Other, principally deferred tax assets                                   664                 860
-----------------------------------------------------------------------------------------------------
 Total current assets                                                    16,158              17,393
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 Property and equipment:
   Land                                                                     216                 216
   Building and improvements                                              3,880               3,790
   Fixtures and equipment                                                 8,533               8,158
   Accumulated depreciation                                              (6,243)             (5,558)
-----------------------------------------------------------------------------------------------------
 Net property and equipment                                               6,386               6,606
-----------------------------------------------------------------------------------------------------

 Restricted cash                                                            399                 389
 Long-term investments                                                    1,729                   -
 Deferred financing costs                                                    91                 123
-----------------------------------------------------------------------------------------------------
 Total assets                                                           $24,763             $24,511
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt                                       $650                $648
   Accounts payable                                                         873                 728
   Accrued liabilities                                                    1,126               1,233
   Income taxes payable                                                     316
-----------------------------------------------------------------------------------------------------
 Total current liabilities                                                2,965               2,609
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

 Long-term debt                                                           4,535               4,537
 Deferred tax liability                                                     286                 370
-----------------------------------------------------------------------------------------------------
 Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,078,576 and 4,103,176 shares issued and outstanding                 204                 205
   Paid-in capital                                                        7,401               7,518
   Retained earnings                                                      9,372               9,272
-----------------------------------------------------------------------------------------------------
 Total shareholders' equity                                              16,977              16,995
-----------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                             $24,763             $24,511
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------




See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                FEB. 28, 1998  Mar. 1, 1997    FEB. 28, 1998  Mar. 1, 1997
----------------------------------------------------------------------------------------------------------
Net sales                                          $4,632         $9,197          $8,712        $15,455

Cost of sales                                       3,640          7,568           7,183         11,443
----------------------------------------------------------------------------------------------------------

  Gross profit                                        992          1,629           1,529          4,012
----------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                 644            594           1,279          1,201
  Research, development and engineering               211            226             379            439
----------------------------------------------------------------------------------------------------------

Operating income (loss)                               137            809            (129)         2,372
----------------------------------------------------------------------------------------------------------

Other income, principally interest income             166             94             273            151
----------------------------------------------------------------------------------------------------------

Income before income taxes                            303            903             144          2,523

Income taxes                                           99            312              44            922
----------------------------------------------------------------------------------------------------------

Net income                                           $204           $591            $100         $1,601
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Net income per common share
  Basic                                             $0.05          $0.14           $0.02          $0.39
  Diluted                                           $0.05          $0.14           $0.02          $0.37
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                        4,069,909      4,134,702       4,077,492      4,093,026
   Diluted                                      4,194,786      4,368,206       4,175,227      4,320,144
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------





See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------
                                                                         Six Months Ended
                                                               FEBRUARY 28, 1998       March 1, 1997
-----------------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income                                                               $100              $1,601
   Depreciation                                                              685                 680
   Amortization                                                               32                  32
   Accounts receivable and inventory allowances                               50                  77
   Deferred income tax benefit                                              (119)                (17)
Changes in current operating items:
   Accounts receivable                                                      (314)               (301)
   Inventories                                                               (68)             (1,660)
   Other current assets                                                      103                   2
   Accounts payable                                                          145               1,929
   Accrued liabilities                                                      (107)                 21
   Income taxes payable                                                      316                (307)
-----------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                               823               2,057
-----------------------------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of short-term investments                                    (8,197)             (4,884)
   Maturities of short-term investments                                    7,105               3,140
   Additions to property and equipment                                      (465)             (1,150)
   Purchase of long-term investments                                      (1,729)                  -
   Proceeds from sales of product lines                                      128                  45
   Proceeds from sale of property and equipment                                -                  65
   (Increase) Decrease in restricted cash                                    (10)                667
-----------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                               (3,168)             (2,117)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Issuance of common stock and other                                         68                 720
   Tax benefit of nonqualified stock options                                   -                 167
   Repurchase of common shares                                              (186)                  -
-----------------------------------------------------------------------------------------------------
Net cash flow (used for) provided by financing activities                   (118)                887
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (2,463)                827
Cash and cash equivalents, beginning of period                             3,458               1,186
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $995              $2,013
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------




See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        HEI, INC.
--------------------------------------------------------------------------


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited interim financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report to shareholders on Form 10-KSB For the year ended August 31, 1997. Interim results of operations for the three and six month periods ended February 28, 1998 may not necessarily be indicative of the results to be expected for the full year.

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


(Dollars in thousands)                  FEBRUARY 28, 1998        August 31, 1997
                                        -----------------        ---------------
                                          (Unaudited)
Purchased parts                               $1,413                $1,557
Work in process                                  886                   556
Finished goods                                   101                   220
Allowance for excess or obsolete stock          (807)                 (758)
                                        -----------------        ---------------
                                              $1,593                $1,575
                                        -----------------        ---------------
                                        -----------------        ---------------

(3)  NET INCOME PER COMMON SHARE

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, a new standard of computing and presenting both basic and diluted net income per common share amounts. All prior periods have been restated to conform with the new presentation. However, basic and diluted net income per share amounts are generally consistent with net income per share amounts previously reported.


The computation of the basic and diluted per share amounts were as follows:


 (DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE AMOUNTS)         Three Months Ended            Six Months Ended
                              FEB. 28, 1998   Mar. 1, 1997   FEB. 28, 1998   Mar. 1, 1997
                              -------------   ------------   -------------   ------------
 Net income                      $      204    $      591     $      100     $    1,601

 Weighted average  common
 shares outstanding
    Basic (actual shares          4,069,909     4,134,702      4,077,492      4,093,026
    outstanding)
    Effect of dilutive stock        124,877       233,504         97,735        227,118
    options                      ----------    ----------     ----------     ----------
    Diluted                       4,194,786     4,368,206      4,175,227      4,320,144
                                 ----------    ----------     ----------     ----------
                                 ----------    ----------     ----------     ----------
 Net income per common
 share
    Basic                        $     0.05    $     0.14     $     0.02     $     0.39
    Diluted                      $     0.05    $     0.14     $     0.02     $     0.37
                                 ----------    ----------     ----------     ----------
                                 ----------    ----------     ----------     ----------

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS OF HEI, INC.:

We have reviewed the accompanying balance sheet of HEI, Inc. as of February 28, 1998, and the related statements of operations and cash flows for the three- and six-month periods ended February 28, 1998 and March 1, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of August 31, 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 26, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.

Minneapolis, Minnesota
March 16, 1998

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                  HEI, INC.
          ---------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $823,000 for the six months ended February 28, 1998. This primarily included net income of $100,000, non-cash depreciation and amortization of $717,000, and a net reduction of $74,000 in working capital investments during the first six months of fiscal 1998. The lower working capital investment resulted from increased income taxes payable of $316,000 and other working capital changes which more than offset increased accounts receivable of $314,000 and increased inventories of $68,000.

The inventory increase is primarily due to increased work in process reflecting increased build schedules.


Accounts receivable average days outstanding were 34 days as of February 28, 1998 compared to 36 days for the same period a year ago. Annualized inventory turns were 9.1 for the second quarter of fiscal 1998 compared to 11.1 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility and approximately $3,864,000 has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. In April 1997, the Company repaid $440,000 of the construction and equipment bonds and in April 1998, another $650,000 will be repaid. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at February 28, 1998 and August 31, 1997 was 3.80% and 3.75%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. The letter of credit reimbursement agreement, as amended on November 27, 1997, contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Restricted cash on the balance sheet represents cash advanced under the bonds which is held by the bond trustee in an interest bearing account and will be released to the Company over the next two years for equipment purchases. To the extent such funds are not expended, they will revert back to the bond holders.

The Company has a $3,000,000 revolving line of credit which expires in April 1998 and is expected to be renewed at that time. As of February 28, 1998, there were no borrowings under the amended revolving line of credit. Any borrowings under this agreement are subject to the extent of and collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, based at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the six months ended February 28, 1998 were $465,000, primarily for production equipment.

During fiscal 1998, the Company intends to expend approximately $1.2 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth in non disk drive hybrid circuits. It is expected that these expenditures will be funded primarily from internally generated funds and the remaining funds available from the Industrial Development Revenue Bonds discussed above.

                                                                      10
REVIEW OF OPERATIONS

NET SALES

1998 VS. 1997: HEI, Inc.'s net sales for the three and six month periods ended February 28, 1998 decreased 50% and 44%, respectively, compared to the same periods a year ago reflecting the phase out during the last quarter of fiscal 1997 of volume production of a device for use in high density disk drives. In the previous fiscal year, this disk drive program accounted for 55% of total sales. However, for the current six month period, sales for the Company's other market areas (hearing and medical instruments, telecommunications and industrial applications) have collectively increased 42% compared to sales of such markets for the last six months of last year.

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

GROSS PROFIT

1998 VS. 1997: For the three month and six month periods ended February 28, 1998, gross profit decreased $637,000 and $2,483,000, respectively, from the same periods last year. The gross profit rate for the six months ended February 28, 1998 decreased to 18% from 26% last year which primarily reflects the impact of a higher number of products built using customer supplied material early in fiscal 1997. The gross profit rate for the second quarter of fiscal 1998 improved to 21% from 18% for the comparable period last year primarily (about 2 margin percentage points) as a result of a non-recurring recovery for previously scrapped disk drive materials of $126,000 this fiscal year and, to a lesser extent, due to volume pricing with lower gross margin rates for sales on a high density disk drive program last fiscal year.

OPERATING EXPENSES

1998 VS. 1997: Operating expenses for the three and six month periods ended February 28, 1998 increased 4% and 1%, respectively, from last year's comparable periods. Operating expenses for the three and six month periods were 18% and 19% of net sales, respectively, compared to 9% and 11% of net sales for the three and six month periods of last year primarily due to the effect of lower sales on fixed costs.

INCOME TAXES

1998 VS. 1997: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1998 is approximately 31% compared to the full year fiscal 1997 effective rate of 36%. Income tax expense was $99,000 and $44,000 for the three and six month periods ended February 28, 1998 compared to $312,000 and $922,000 for the same periods a year ago. The expected lower effective income tax rate this fiscal year is due to tax-exempt municipal bond interest and the reduction of the Company's accrual for prior year taxes.

NET INCOME

1998 VS. 1997: The Company had net income of $204,000 and $100,000 for the three and six month periods ended February 28, 1998 compared to $591,000 and $1,601,000 for the same periods a year ago. The decrease in net income was principally the result of decreased sales along with lower gross profit rates for the first quarter of this fiscal year.

FORWARD-LOOKING STATEMENTS

INFORMATION IN THIS DOCUMENT WHICH IS NOT HISTORICAL INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON THE COMPANY'S CURRENT ASSUMPTIONS REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS, AND ALL OF SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS; THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS, THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS, ADVERSE COMPETITIVE DEVELOPMENTS AND CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS. FOR FURTHER DISCUSSION OF FACTORS THAT MAY INFLUENCE THE COMPANY'S OPERATING RESULTS, PLEASE REFER TO THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED AUGUST 31, 1997, AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.



PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)  The Company held its Annual Meeting of Shareholders on January 21,
1998.

     b)  The following matters were considered:

          1. Election of four Directors, each to serve a one year term. The vote was as follows for each of the nominees.


               Name                          Affirmative    Authority Withheld
               ----                          -----------    ------------------
               Robert L. Brueck              3,633,966      62,552
               Eugene W. Courtney            3,636,306      60,212
               William R. Franta             3,634,766      61,752
               Frederick M. Zimmerman        3,634,696      61,822


          2. An amendment to increase the number of shares in the Omnibus Stock Compensation Plan by 800,000. Voting on approval of the amendment was as follows: 1,250,927 shares in favor, 327,745 opposed, 26,893 abstentions, and 2,090,953 broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

            Exhibit 15-Letter Regarding Unaudited Interim Information

            Exhibit 27-Financial Data Schedule

        b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended February 28, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                         HEI, INC.

                         (Registrant)


Date:  04/02/98          /s/ Jerald H. Mortenson
     ----------------    -----------------------------------
                         Jerald H. Mortenson
                         Vice President of Finance and Administration,
                         Chief Financial Officer and Treasurer
                         (a duly authorized officer)