Form 10QSB
period 1998-05-30
HEI INC
filed 1998-07-06
CIK 351298

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                        ****
                                    FORM 10-QSB
                                        ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 30,1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from __________ to _______.
Commission File Number 0-10078


                                      HEI, INC.
                                 ------------------
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
                                                             --   --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 3, 1998, 4,095,195 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes    No X.
                                                               --    ---

This Form 10-QSB consists of 13 pages.

                                                                               2

Table of Contents                                                     HEI, Inc.
-------------------------------------------------------------------------------
      Part I - Financial Information


      Item 1.  Financial Statements

               Balance Sheet . . . . . . . . . . . . . . . . . .      3

               Statement of Operations . . . . . . . . . . . . .      4

               Statement of Cash Flows . . . . . . . . . . . . .      5

               Notes to Financial Statements . . . . . . . . . .      6-7

               Review Report of Independent Accountants. . . . .      8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . .      9-11

      Part II - Other Information


      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .      12

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .      12

      Signatures . . . . . . . . . . . . . . . . . . . . . . . .      13


PART I.  FINANCIAL INFORMATION                                                 3

ITEM 1.  FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


-----------------------------------------------------------------------------------------------
                                                               MAY 30, 1998     August 31, 1997
-----------------------------------------------------------------------------------------------
ASSETS                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                         $2,054              $3,458
   Short-term investments                                            10,894               9,175
-----------------------------------------------------------------------------------------------
                                                                     12,948              12,633
   Accounts receivable, net                                           2,597               2,325
   Inventories                                                        1,194               1,575
   Other, principally deferred tax assets                               903                 860
-----------------------------------------------------------------------------------------------
Total current assets                                                 17,642              17,393
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Property and equipment:
   Land                                                                 216                 216
   Building and improvements                                          3,893               3,790
   Fixtures and equipment                                             8,867               8,158
   Accumulated depreciation                                          (6,572)             (5,558)
-----------------------------------------------------------------------------------------------
Net property and equipment                                            6,404               6,606
-----------------------------------------------------------------------------------------------

Restricted cash                                                           -                 389
Long-term investments                                                   464                   -
Deferred financing costs                                                124                 123
-----------------------------------------------------------------------------------------------
Total assets                                                        $24,634             $24,511
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $700                $648
   Accounts payable                                                   1,025                 728
   Accrued liabilities                                                  986               1,233
   Income taxes payable                                                 376                   -
-----------------------------------------------------------------------------------------------
Total current liabilities                                             3,087               2,609
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Long-term debt                                                        3,835               4,537
Deferred tax liability                                                  258                 370
-----------------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,095,195 and 4,103,176 shares issued and outstanding             205                 205
   Paid-in capital                                                    7,530               7,518
   Retained earnings                                                  9,719               9,272
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                           17,454              16,995
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $24,634             $24,511
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

                                                                               4
HEI, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


---------------------------------------------------------------------------------------------------------
                                                      Three Months Ended           Nine Months Ended
                                                MAY 30, 1998   May 31, 1997   MAY 30, 1998   May 31, 1997
---------------------------------------------------------------------------------------------------------
Net sales                                             $6,026         $9,067        $14,738        $24,522

Cost of sales                                          4,612          7,539         11,795         18,982
---------------------------------------------------------------------------------------------------------

  Gross profit                                         1,414          1,528          2,943          5,540
---------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                    594            579          1,873          1,780
  Research, development and engineering                  210            205            589            644
Special proxy/legal expenses                             274              -            274              -
---------------------------------------------------------------------------------------------------------

Operating income                                         336            744            207          3,116
---------------------------------------------------------------------------------------------------------

Other income, principally interest income                167             79            440            230
---------------------------------------------------------------------------------------------------------

Income before income taxes                               503            823            647          3,346

Income taxes                                             156            284            200          1,206
---------------------------------------------------------------------------------------------------------

Net income                                              $347           $539           $447         $2,140
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Net income per common share
  Basic                                                $0.08          $0.13          $0.11          $0.52
  Diluted                                              $0.08          $0.13          $0.11          $0.50
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                               4,091          4,203          4,082          4,130
   Diluted                                             4,300          4,275          4,196          4,308
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


-------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                          MAY 30, 1998  May 31, 1997
-------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income                                                     $447        $2,140
   Depreciation                                                  1,016         1,046
   Amortization                                                     47            54
   Accounts receivable and inventory allowances                     31           137
   Deferred income tax benefit                                    (123)          (17)
Changes in current operating items:
   Accounts receivable                                            (272)          905
   Inventories                                                     350        (1,205)
   Other current assets                                           (222)         (382)
   Accounts payable                                                297         1,726
   Accrued liabilities                                            (247)           26
   Income taxes payable                                            376          (464)
-------------------------------------------------------------------------------------
Net cash flow provided by operating activities                   1,700         3,966
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of investments                                    (13,541)       (6,437)
   Maturities of investments                                    11,358         5,075
   Additions to property and equipment                            (814)       (1,709)
   Proceeds from sales of product lines                            190            78
   Proceeds from sale of property and equipment                      -            65
   Decrease in restricted cash                                     389         1,872
-------------------------------------------------------------------------------------
Net cash flow used for investing activities                     (2,418)       (1,056)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Repayment of long-term debt                                    (650)         (439)
   Increase in deferred financing fees                             (48)          (54)
   Issuance of common stock and other                              198           808
   Tax benefit of nonqualified stock options                         -           167
   Repurchase of common shares                                    (186)            -
-------------------------------------------------------------------------------------
Net cash flow (used for) provided by financing activities         (686)          482
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (1,404)        3,392
Cash and cash equivalents, beginning of period                   3,458         1,186
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $2,054        $4,578
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1997. Interim results of operations for the three and nine month periods ended May 30, 1998 may not necessarily be indicative of the results to be expected for the full year.

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

(Dollars in thousands)                     MAY 30, 1998     August 31, 1997
                                           ------------     ---------------
                                             (UNAUDITED)
Purchased parts                                  $1,354              $1,557
Work in process                                     577                 556
Finished goods                                       52                 220
Allowance for excess or obsolete stock             (789)               (758)
                                                   ----                ----
                                                 $1,194              $1,575
                                                  =====               =====


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

The computation of the basic and diluted per share amounts are as follows:

(DOLLARS IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS)


                                                 Three Months Ended            Nine Months Ended
                                           MAY 30, 1998   May 31, 1997   MAY 30, 1998   May 31, 1997
                                           ------------   ------------   ------------   ------------
Net income                                         $347           $539           $447         $2,140

Weighted average common shares
outstanding
     Basic (actual shares outstanding)            4,091          4,203          4,082          4,130
     Effect of dilutive stock options               209             72            114            178
                                                    ---             --            ---            ---
     Diluted                                      4,300          4,275          4,196          4,308
                                                   ====           ====           ====           ====
Net income per common share
     Basic                                      $  0.08        $  0.13        $  0.11        $  0.52
     Diluted                                    $  0.08        $  0.13        $  0.11        $  0.50
                                                 ======         ======         ======         ======


(4) LEGAL MATTERS

Discussion of Legal Matters is cross-referenced to this Form 10-QSB, Part II,
Item 1, Legal Proceedings, and should be considered an integral part of the financial statements.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS OF HEI, INC.:

We have reviewed the accompanying balance sheet of HEI, Inc. as of May 30, 1998, and the related statements of operations and cash flows for the three- and nine-month periods ended May 30, 1998 and May 31, 1997. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 16, 1998

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                       HEI, INC.
          ---------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $1,700,000 for the nine months ended May 30, 1998. This primarily included net income of $447,000, non-cash depreciation and amortization of $1,063,000, and a net reduction of $282,000 in working capital investment during the first nine months of fiscal 1998. The lower working capital investment resulted primarily from decreased inventories of $350,000 and increased income taxes payable of $376,000 offset by increased accounts receivable of $272,000. The inventory decrease is primarily due to improved through-put during the quarter.

Accounts receivable average days outstanding were 37 days as of May 30, 1998 compared to 34 days for the same period a year ago. Annualized inventory turns were 12.3 for the third quarter of fiscal 1998 compared to 10.9 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 has been used for the construction of the new addition to the Company's manufacturing facility and approximately $4,100,000 has been used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through April 1, 2005. In April 1997 and 1998, the Company repaid $440,000 and $650,000 of the construction and equipment bonds respectively. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at May 30, 1998 and August 31, 1997 was 4.30% and 3.75%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. The letter of credit reimbursement agreement, as amended on November 27, 1997, contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Restricted cash on the balance sheet represented cash advanced under the bonds which was held by the bond trustee in an interest bearing account and was subsequently released to the Company for equipment purchases.

The Company has a $3,000,000 revolving line of credit which expires in January 1999. As of May 30, 1998, there were no borrowings under this revolving line of credit. Any borrowings under this agreement are subject to the extent of and collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, based at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the nine months ended May 30, 1998 were $814,000, primarily for production equipment.

During the remainder of fiscal 1998, the Company intends to expend approximately $500,000 for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily from internally generated funds.

                                                                              10
REVIEW OF OPERATIONS

NET SALES

1998 VS. 1997: HEI, Inc.'s net sales for the three and nine month periods ended May 30, 1998 decreased 34% and 40%, respectively, compared to the same periods a year ago reflecting the phase out during the last quarter of fiscal 1997 of volume production of a device for use in high density disk drives. In the previous fiscal year, this disk drive program accounted for 55% of total sales. However, for the current nine month period, sales for the Company's other market areas (hearing and medical instruments, telecommunications and industrial applications) have collectively increased 53% compared to sales to such markets for the first nine months of last year. For the nine months ended May 30, 1998, one large multinational customer accounted for 58% of total sales. The business with this customer has steadily grown over the past five years and currently the Company is producing 21 different devices for this customer for shipment to multiple locations, both domestic and international.

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

GROSS PROFIT

1998 VS. 1997: For the three month and nine month periods ended May 30, 1998, gross profit decreased $114,000 and $2,597,000, respectively, from the same periods last year as a result of lower revenues in fiscal 1998. The gross profit rate for the nine months ended May 30, 1998 decreased to 20% from 23% last year which primarily reflects the impact in early fiscal 1997 of a higher number of products built using customer supplied material. The gross profit rate for the third quarter of fiscal 1998 improved to 23% from 17% for the comparable period last year primarily due to volume pricing with lower gross margin rates for sales on a high density disk drive program last fiscal year.

OPERATING EXPENSES

1998 VS. 1997: Operating expenses for the three and nine month periods ended May 30, 1998 increased 3% and 2%, respectively, from last year's comparable periods. Operating expenses for the three and nine month periods of 1998 were 13% and 17%, respectively, of net sales compared to 9% and 10% of net sales for the three and nine month periods of last year. The increases in operating expenses as a percent of net sales in the 1998 periods is generally due to the fixed components of operating expenses being absorbed by a lower level of net sales. During the third quarter of this fiscal year, the Company incurred $274,000 of special proxy/legal expenses in response to the efforts of Anthony Fant to take control of the Company and its assets. These expenses include responses to Anthony Fant's tender offer, litigation commenced by Anthony Fant in Alabama, preparation of proxy material and other litigation expenses. These special proxy/legal expenses are expected to continue during the fourth quarter of this fiscal year.

OTHER INCOME

1998 VS. 1997: Other income, which principally consists of interest income, increased during the three and nine month periods of 1998 versus 1997, principally due to higher average cash equivalent and investment balances. Also, proceeds from the sales of product lines which occurred in prior years were approximately $100,000 higher in the nine months of 1998 versus 1997.

INCOME TAXES

1998 VS. 1997: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1998 is approximately 31% compared to the full year fiscal 1997 effective rate of 36%. Income tax expense was $156,000 and $200,000 for the three and nine month periods ended May 30, 1998 compared to $284,000 and $1,206,000 for the same periods a year ago. The expected lower effective income tax rate this fiscal year is due to tax-exempt municipal bond interest and the reduction of the Company's accrual for prior year taxes.

NET INCOME

1998 VS. 1997: The Company had net income of $347,000 and $447,000 for the three and nine month periods ended May 30, 1998 compared to $539,000 and $2,140,000 for the same periods a year ago. The decrease in net income was principally the result of decreased sales and increased expenses (principally the special proxy/legal expenses referred to above) along with lower gross profit rates for the first quarter of this fiscal year.


FORWARD-LOOKING STATEMENTS

INFORMATION IN THIS DOCUMENT WHICH IS NOT HISTORICAL INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON THE COMPANY'S CURRENT ASSUMPTIONS REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS, AND ALL OF SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS; THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS, THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS, ADVERSE COMPETITIVE DEVELOPMENTS, CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS AND THE EXTENT OF SPECIAL PROXY/LEGAL EXPENSES INCURRED IN CONNECTION WITH THE EFFORTS OF AN INDIVIDUAL TO TAKE CONTROL OF THE COMPANY AND ITS ASSETS. FOR FURTHER DISCUSSION OF FACTORS THAT MAY INFLUENCE THE COMPANY'S OPERATING RESULTS, PLEASE REFER TO THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED AUGUST 31, 1997, AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On March 27, 1998, Anthony J. Fant and Fant Industries Inc., a corporation wholly owned by Mr. Fant (the "Fant Group"), filed a complaint, as subsequently amended, against the Company and its directors in the Federal District Court for the Northern District of Alabama. The complaint alleges violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder, tortious interference, breach of fiduciary duty, defamation, libel, slander, wantonness, and conspiracy. The plaintiffs contend that the Company's Schedule 14D-9, filed with the Securities and Exchange Commission in response to a tender offer commenced by the Fant Group, contained untrue statements of material fact and omitted to state material facts necessary to make the statements made not misleading. The plaintiffs seek an order requiring the Company and its directors to file curative disclosures and to retract the allegedly misleading statements, money damages, and declarative relief. A hearing was held on May 15, 1998, on the Company's motion to move the action to the Federal District Court for the District of Minnesota. No ruling has been made on such motion.

     On April 20, 1998, the company filed a complaint against the Fant Group in the Federal District Court for the District of Minnesota. The Company's complaint alleges that the defendants violated: (1) Section 14(a) of the Exchange Act and Rules 14a-3, 14a-6, 14a-9, 14a-11 and 14a-12 thereunder by soliciting proxies without complying with the federal proxy rules and by soliciting proxies using misleading statements and material fact omissions;
     (2) Sections 14(d) and (e) of the Exchange Act and the rules thereunder by making misleading statements in their tender offer statements on Schedule 14D-1; and (3) Section 13(d) of the Exchange Act and Rule 13d-101 thereunder by failing to disclose their arrangements and understanding with R.J. Steichen & Co. relating to their joint effort to change the control of the Company and by failing to make other mandated disclosures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 15-Letter Regarding Unaudited Interim Information

          Exhibit 27-Financial Data Schedule

     b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended May 30, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   HEI, Inc.
                                   ---------

                                   (Registrant)


Date:     07/06/98                 /s/ Jerald H. Mortenson
          --------                 -------------------------------------------
                                   Jerald H. Mortenson
                                   Vice President of Finance and Administration,
                                   Chief Financial Officer and Treasurer
                                   (a duly authorized officer)