Form 10KSB
period 1998-08-31
HEI INC
filed 1998-11-27
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                   FORM 10-KSB
                                      ****

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 1998.


[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934. For the transition period from    to    .
Commission File Number 0-10078

                                    HEI, Inc.
                 (Name of Small Business Issuer in Its Charter)

         Minnesota                                      41-0944876
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN      55386
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (612) 443-2500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                                (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No .

Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

HEI, Inc. revenues for the fiscal year ended August 31, 1998 were $20,805,000.

The aggregate market value as of November 23, 1998 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $21,000,000.

As of November 23, 1998, 4,095,195 Common Shares (par value $.05) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1998 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 20, 1999 are incorporated by reference into Part III.

HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS

(a)      Business Development
         HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969.

(b)      Business of the Company

         Principal Products and Services - HEI, Inc. is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in the hearing, medical, telecommunications and industrial markets. The optical switch product line and light pen product line, which represented minor parts of the Company's sales, were sold in August 1997 and August 1996, respectively.

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

         Dependence on Single or Few Customers - Following is the approximate percentage of the Company's sales to major customers which accounted for more than 10% of total sales in fiscal years 1998, 1997 and 1996.

         Customer          1998             1997              1996
         --------          ----             ----              ----
         Customer A         59%              27%               38%
         Customer B         14%
         Customer C                          55%               16%
         Customer D                                            10%



         Competition - In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

         Research and Development - The estimated amount spent on Company-sponsored research and development activities was approximately $852,000 and $843,000 for the years ended August 31, 1998 and 1997, respectively.

         Employees - At August 31, 1998, the Company employed approximately 130 persons of which one was part-time.

Item 2.  DESCRIPTION OF PROPERTY

The Company owns a 48,000 square foot facility for administration and production in Victoria, Minnesota, which was completed in August 1981. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity.

Item 3.  LEGAL PROCEEDINGS

As of November 23, 1998 there are no legal proceedings pending against the Company or its properties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On August 4, 1998, a special meeting of shareholders was held. Matters voted on, total number of votes cast and votes for were as follows:

1.    Removal of incumbent Directors.

                           In Favor of Removal    Against/Abstain       Total
                           -------------------    ---------------   ---------
William R. Franta                    2,149,306          1,381,578   3,530,884
Robert L. Brueck                     2,149,206          1,381,678   3,530,884
Frederick M. Zimmerman               2,149,206          1,381,678   3,530,884


2.    Election of Directors.

                                    In Favor       Withheld          Total
                                   ---------       --------      ---------
David W. Ortlieb                   2,080,133         17,464      2,097,597
Anthony J. Fant                    2,080,026         17,571      2,097,597
Edwin W. Finch, III                2,079,776         17,821      2,097,597
Steve E. Tondera, Jr.              2,079,776         17,821      2,097,597
Robert L. Brueck                   1,363,051         70,236      1,433,287
William R. Franta                  1,363,051         70,236      1,433,287
Frederick M. Zimmerman             1,362,451         70,836      1,433,287




3. Approval of an amendment to the Company's Bylaws to opt out of the Minnesota Control Share Acquisition Statute (2,203,392 for, 1,302,899 against, 24,593 abstain and 3,530,884 total).

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by Item 5 is incorporated by reference from the Annual Report on page 20.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The information called for by Item 6 is incorporated by reference from the Annual Report on pages 4-8.

The Company has a limited market risk in terms of the variability of the interest rate on its Industrial Development Revenue Bonds. The bonds bear interest at a rate which varies weekly, based on comparative tax exempt issues, and is limited to a maximum of 10%.

ITEM 7.  FINANCIAL STATEMENTS

The information called for by Item 7 is incorporated by reference from the Annual Report on pages 9-18 as follows:

                                                      Page in
                                                      Annual Report:
                                                      -------------
Balance Sheets as of August 31, 1998 and 1997                 9

Statements of Operations for the Years Ended
  August 31, 1998, 1997 and 1996                              10

Statements of Changes in Shareholders' Equity
  for the Years Ended August 31, 1998, 1997 and 1996          11

Statements of Cash Flows for the Years Ended
  August 31, 1998, 1997 and 1996                              12

Notes to Financial Statements                                 13-17

Report of KPMG Peat Marwick LLP                               18



The Report of PricewaterhouseCoopers LLP is filed herewith as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for by Item 8 is incorporated by reference from the Proxy Statement on page 21.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Item No. 1 Election of Directors" and is incorporated herein by reference.

The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 23, 1998.

NAME                                AGE     POSITION
----                                ---     ---------
Anthony J. Fant                     38      Chief Executive Officer

Donald R. Reynolds                  40      President

Jerald H. Mortenson                 64      Vice President of Finance and Administration, Chief Financial
                                            Officer and Treasurer

Dale A. Nordquist                   44      Vice President of Sales and Marketing





BUSINESS EXPERIENCE

ANTHONY J. FANT became Chief Executive Officer of the Company in November 1998.
Mr. Fant has been a director, President and Chief Executive Officer of Fant
Broadcasting Company (including, for these purposes, various affiliated companies engaged primarily in television and radio broadcasting) since 1986.
From 1986 to 1996, Fant Broadcasting Company acquired, built or managed a number of television and radio stations. From 1993 to 1996, a total of eight television and radio properties were purchased in seven states. Each of the eight properties have been sold for aggregate proceeds in excess of $53 million. Mr.
Fant currently owns a number of businesses in diverse industries.

DONALD R. REYNOLDS joined the Company in March 1998 as Executive Vice President and was appointed President in April 1998. Before joining the Company, he was employed with BF Goodrich Aerospace in senior executive positions in product engineering, marketing and business unit management, and most recently as Business Unit Director for a business unit having approximately $30 million in revenues. This business unit designed and manufactured high technology products
(sensors, electronics, software) for the aerospace industry.

JERALD H. MORTENSON joined the Company in March 1990. Before joining the Company he was employed for ten years with CTS Fabri-tek, first as Chief Financial
Officer and the last five years as Group President.

DALE A. NORDQUIST joined the Company in July 1981 as Western Regional Manager.
He has served as Vice President of Sales and Marketing since December 1986.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by Item 10 is contained in the Proxy Statement under the captions "Executive Compensation" and "Item No. 1 Election of Directors" and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 is contained in the Proxy Statement under the caption "Shares and Principal Shareholders" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 12 is contained in the Proxy Statement and is incorporated herein by reference under the caption "Executive Officers and Executive Compensation - Change in Control Agreements".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index on Page 7

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1998.





SIGNATURES
----------

In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

BY:               /s/ Anthony J. Fant
                  ----------------------------------------
                  Anthony J. Fant, Chief Executive Officer

Date:    November 25, 1998




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony J. Fant                                  November 25, 1998
----------------------------------------------       -----------------
Anthony J. Fant, Chairman                                  Date

/s/ Jerald H. Mortenson                              November 25, 1998
----------------------------------------------       -----------------
Jerald H. Mortenson, Vice President of Finance             Date
and Administration, Chief Financial Officer and
Treasurer

/s/ Craig E. Roble                                   November 25, 1998
----------------------------------------------       -----------------
Craig E. Roble, Company Controller                         Date

/s/ Eugene W. Courtney                               November 25, 1998
----------------------------------------------       -----------------
Eugene W. Courtney, Director                               Date

/s/ Edwin W. Finch, III                              November 25, 1998
----------------------------------------------       -----------------
Edwin W. Finch, Director                                   Date

/s/ David W. Ortlieb                                 November 25, 1998
----------------------------------------------       -----------------
David W. Ortlieb, Director                                 Date

/s/ Steve E. Tondera, Jr.                            November 25,1998
----------------------------------------------       -----------------
Steve E. Tondera, Jr., Director                            Date

/s/ Mack V. Traynor, III                             November 25,1998
----------------------------------------------       -----------------
Mack V. Traynor, III, Director                             Date




                                  EXHIBIT INDEX
                                  -------------

                                                                                              Page Number or
                                                                                              Incorporated by
Exhibit Number      Description                                                               Reference
--------------      -----------                                                               ---------------
       3.1          Restated Articles of Incorporation, as amended.                           Note 1

       3.2+         Bylaws, as amended.

      4.1a+         Credit Agreement with Norwest Bank Minnesota, N.A. dated May 14, 1998.

      4.1b+         Current Note with Norwest Bank Minnesota, N.A. dated May 14, 1998.

       4.2a         Reimbursement Agreement by and between HEI, Inc. and Norwest Bank         Note 2
                    Minnesota, N.A. dated April 1, 1996.

       4.2b         Mortgage Security Agreement Fixture Financing Statement and Assignment    Note 2
                    of Leases and Rents by HEI, Inc. as Mortgagor to Norwest Bank
                    Minnesota, N.A. as Mortgagee dated April 1, 1996.

       4.2c         Security Agreement by HEI, Inc. in favor of Norwest Bank Minnesota,       Note 2
                    N.A. dated April 1, 1996.

       10.1         Form of Indemnification Agreement between HEI and officers and            Note 3
                    directors.

      *10.2         HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as        Note 4
                    amended to date.

      *10.3         1991 Stock Option Plan for Non-employee Directors, as amended to date.    Note 5

      *10.4+        1998 Stock Option Plan adopted November 18, 1998.

      *10.5+        1998 Stock Option Plan for Non-employee Directors adopted
                    November 18, 1998.

      *10.6         Form of Agreement regarding Employment/Compensation upon change in        Note 5
                    control with Messrs. Mortenson, Nordquist and Reynolds.

      *10.7+        Agreement regarding Employment/Compensation upon change in control with
                    Mr. Courtney, dated November 20, 1998.

       13+          Annual Report to Shareholders for the year ended August 31, 1998.

        15          Report of PricewaterhouseCoopers LLP.

        23          Consent of KPMG Peat Marwick LLP.

        24          Consent of PricewaterhouseCoopers LLP.

        27          Financial Data Schedule.




Notes to Exhibits above:

[1] Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.

[2] Filed as an exhibit to Form 10-QSB for the quarter ended June 1, 1996, and incorporated herein by reference.

[3]        Filed as an exhibit to Registration Statement on Form S-2 (SEC no.
           33-37285) filed October 15, 1990, and incorporated herein by reference.

[4] Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.

[5] Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.


  *   Denotes management contract or compensation plan or arrangement.

  +  Filed herewith.