Form 10KSB/A
period 1998-08-31
HEI INC
filed 1999-01-08
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                  FORM 10-KSB/A
                                      ****

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

Date:    January 7, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony J. Fant                                  January 7, 1999
----------------------------------------------       ---------------
Anthony J. Fant, Chairman                                  Date

/s/ Jerald H. Mortenson                              January 7, 1999
----------------------------------------------       ---------------
Jerald H. Mortenson, Vice President of Finance             Date
and Administration, Chief Financial Officer and
Treasurer

/s/ Craig E. Roble                                   January 7, 1999
----------------------------------------------       ---------------
Craig E. Roble, Company Controller                         Date

/s/ Eugene W. Courtney                               January 7, 1999
----------------------------------------------       ---------------
Eugene W. Courtney, Director                               Date

/s/ Edwin W. Finch, III                              January 7, 1999
----------------------------------------------       ---------------
Edwin W. Finch, Director                                   Date

/s/ David W. Ortlieb                                 January 7, 1999
----------------------------------------------       ---------------
David W. Ortlieb, Director                                 Date

/s/ Steve E. Tondera, Jr.                            January 7, 1999
----------------------------------------------       ---------------
Steve E. Tondera, Jr., Director                            Date

/s/ Mack V. Traynor, III                             January 7, 1999
----------------------------------------------       ---------------
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

  +  Filed herewith.

HEI, Inc.
Statements of Cash Flows
------------------------

(In thousands)

-----------------------------------------------------------------------------------------------------
Years Ended August 31                                             1998         1997        1996
-----------------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
  Net income (loss)                                            $ (2,627)     $  2,550     $  2,113
  Depreciation                                                    1,358         1,376          907
  Amortization                                                       60            70           31
  Accounts receivable and inventory allowances                       (1)           59         (222)
  Deferred income tax expense (benefit)                            (242)            8         (198)
  Gain on sale of product line, net                                  --          (215)         (45)
  Other                                                               1            35           51
Change in current operating items:
  Accounts receivable                                            (1,056)        1,701       (1,539)
  Inventories                                                       (15)          (60)         537
  Income taxes                                                   (1,089)         (656)         394
  Other current assets                                             (512)         (133)        (112)
  Accounts payable                                                1,106           256           88
  Accrued employee related costs and accrued liabilities            (26)         (121)         311
-----------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating activities        (3,043)        4,869        2,316
-----------------------------------------------------------------------------------------------------
Cash flow used for investing activities:
  Purchases of investments                                      (15,165)      (10,892)      (7,033)
  Maturities of investments                                      16,170         7,205        5,365
  Additions to property and equipment                            (1,025)       (1,605)      (4,621)
  Proceeds on sales of product lines and equipment                  237           494           --
  Decrease (increase) in restricted cash                            389         2,066       (2,455)
-----------------------------------------------------------------------------------------------------
Net cash flow provided by (used by) investing activities            606        (2,732)      (8,744)
-----------------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
  Proceeds from long-term debt                                       --            --        5,625
  Repayment of long-term debt                                      (650)         (440)          --
  Increase in deferred financing costs                              (47)          (54)        (170)
  Issuance of common stock and other                                159           807          648
  Tax benefit of nonqualified stock options                          --           422           73
  Repurchase of common shares                                      (186)         (600)          --
-----------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing activities          (724)          135        6,175
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (3,161)        2,272         (252)
Cash and cash equivalents, beginning of year                      3,458         1,186        1,438
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $    297      $  3,458      $ 1,186
-----------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
-----------------------------------------------------------------------------------------------------
Interest paid                                                  $    201      $    218      $    80
Income taxes paid                                                   100         1,656          515
-----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.