Form 10QSB
period 1998-11-28
HEI INC
filed 1999-01-12
CIK 351298

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                        ****
                                    FORM 10-QSB
                                        ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 28, 1998.
                                               -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from           to       .
                               ---------    -------

Commission File Number 0-10078
                       -------

                                    HEI, INC.
                            ----------------------------
                (Exact name of Small Business Issuer in Its Charter)

Minnesota                               41-0944876
---------                               ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN    55386
---------------------------------------------------    ------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:  (612) 443-2500
                                                 --------------

               None
               -----
     Former name, former address and former
     fiscal year, if changed since last report.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No   .
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 7, 1999, 4,095,195 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes    No  X.
                                                               ---    ---

This Form 10-QSB consists of 10 pages.

Table of Contents                                 HEI, Inc.
------------------------------------------------------------

     Part I - Financial Information


     Item 1.  Financial Statements

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .   3

          Statements of Operations . . . . . . . . . . . . . . . . . . .   4

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements . . . . . . . . . . . . . . . . .  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .  7-9

     Part II - Other Information


     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   9

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

PART 1.  FINANCIAL INFORMATION                                        3
ITEM 1.  FINANCIAL STATEMENTS


HEI, INC.
BALANCE SHEETS (UNAUDITED)
--------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------
                                                    NOVEMBER 28, 1998   August 31, 1998
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                              $1,377                  $297
   Short-term investments                                  6,539                 7,984
   Restricted cash                                           222                     -
---------------------------------------------------------------------------------------
                                                           8,138                 8,281
   Accounts receivable, net                                2,815                 3,434
   Inventories                                             1,885                 1,538
   Income taxes receivable                                 1,244                 1,176
   Other current assets                                      899                 1,176
---------------------------------------------------------------------------------------
Total current assets                                      14,981                15,605
---------------------------------------------------------------------------------------
Property and equipment:
   Land                                                      216                   216
   Building and improvements                               3,915                 3,897
   Fixtures and equipment                                  9,148                 9,018
   Accumulated depreciation                               (7,182)               (6,859)
---------------------------------------------------------------------------------------
Net property and equipment                                 6,097                 6,272
---------------------------------------------------------------------------------------

Restricted cash                                              271                     -
Long-term investments                                        189                   186
Deferred financing costs                                      95                   110
---------------------------------------------------------------------------------------
Total assets                                             $21,633               $22,173
---------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                     $700                  $700
   Accounts payable                                        1,244                 1,834
   Accrued employee related costs                            720                   612
   Accrued liabilities                                       334                   595
---------------------------------------------------------------------------------------
Total current liabilities                                  2,998                 3,741
---------------------------------------------------------------------------------------

Long-term liabilities, less current portion                4,106                 3,835
Deferred tax liability                                       290                   256
---------------------------------------------------------------------------------------
Shareholders' equity
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,095,195 shares issued and outstanding                205                   205
   Paid-in capital                                         7,491                 7,491
   Retained earnings                                       6,543                 6,645
---------------------------------------------------------------------------------------
Total shareholders' equity                                14,239                14,341
---------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $21,633               $22,173
---------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                 NOV. 28, 1998                Nov. 29, 1997
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $6,135                       $4,080

Cost of sales                                                                            4,835                        3,543
----------------------------------------------------------------------------------------------------------------------------

  Gross profit                                                                           1,300                          537
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                                                      754                          635
  Research, development and engineering                                                    276                          168
Severance costs                                                                            490                            -
----------------------------------------------------------------------------------------------------------------------------

Operating loss                                                                            (220)                        (266)
----------------------------------------------------------------------------------------------------------------------------

Other income, principally interest income                                                   62                          107
----------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                  (158)                        (159)

Income tax benefit                                                                         (56)                         (55)
----------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                 ($102)                       ($104)
----------------------------------------------------------------------------------------------------------------------------

Net loss per common share
   Basic                                                                                ($0.02)                      ($0.03)
   Diluted                                                                              ($0.02)                      ($0.03)
----------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                                                                 4,095                        4,085
   Diluted                                                                               4,095                        4,085
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                        NOVEMBER 28, 1998         November 29, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net loss                                                                                         ($102)                    ($104)
   Depreciation                                                                                       341                       343
   Amortization                                                                                        15                        16
   Accounts receivable and inventory allowances                                                        64                        59
   Deferred income tax expense (benefit)                                                               12                       (85)
Changes in current operating items:
   Accounts receivable                                                                                619                     1,054
   Inventories                                                                                       (411)                      209
   Income taxes                                                                                       (68)                        -
   Other current assets                                                                               281                        40
   Accounts payable                                                                                  (590)                     (134)
   Accrued employee related costs and accrued liabilities                                            (153)                     (172)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                                          8                     1,226
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow provided by (used for) investing activities:
   Purchases of investments                                                                          (670)                   (3,458)
   Maturities of investments                                                                        2,112                     2,825
   Additions to property and equipment                                                               (166)                     (219)
   Proceeds on sales of product lines                                                                  18                        64
   Increase in restricted cash                                                                       (493)                       (5)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) investing activities                                             801                      (793)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow provided by (used for) financing activities:
   Issuance of long-term debt                                                                         271                         -
   Repurchase of common shares                                                                          -                      (186)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing activities                                             271                      (186)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                           1,080                       247
Cash and cash equivalents, beginning of period                                                        297                     3,458
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                           $1,377                    $3,705
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                         $43                       $54
Income taxes paid                                                                                       -                         -
-----------------------------------------------------------------------------------------------------------------------------------


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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1998. Interim results of operations for the three month period ended November 28, 1998 may not necessarily be indicative of the results to be expected for the full year.

The Company is currently in the process of determining the impact of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities."

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


 (In thousands)                             November 28, 1998   August 31, 1998
                                            -----------------   ---------------

 Purchased parts                                       $1,517            $1,590
 Work in process                                          900               681
 Finished goods                                           342                76
 Allowance for excess or obsolete stock                  (874)             (809)
                                                       ------            ------
                                                       $1,885            $1,538
                                                       ------            ------
                                                       ------            ------

(3)  NET LOSS PER WEIGHTED AVERAGE COMMON SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and thus have not been included in the diluted loss per share calculations. All prior period loss per share amounts have been recalculated in accordance with SFAS No. 128.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                      HEI, INC.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $8,000 for the three months ended November 28, 1998. This included a net loss of $102,000, non-cash depreciation and amortization of $356,000, and a net reduction of $322,000 in current operating items for the first three months of fiscal 1999. The current operating item reduction included decreased accounts receivable of $619,000 due to the timing of remittances in the three month period ended November 28, 1998 as compared to the three month period ended August 31, 1998. The current operating item reduction also included a decrease in accounts payable of $590,000 mainly due to payments for proxy/change of control costs.

Accounts receivable average days outstanding were 41 days as of November 28, 1998 compared to 31 days for the same period a year ago primarily due to higher shipments as a percentage of total shipments toward the end of the first quarter of the current year as compared to the first quarter of last fiscal year. Inventory turns were 9.7 for the first three months of fiscal 1999 and for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 was used for the construction of the new addition to the Company's manufacturing facility and the remainder was used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. In April 1998 and 1997, the Company repaid $650,000 and $440,000 of the construction and equipment bonds and in April 1999, another $700,000 is expected to be repaid. The Company has a limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at November 28, 1998 and August 31, 1998 was 3.60% and 3.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Due to the recognition of severance costs in the first quarter of fiscal 1999, the Company incurred a loss and was in default of certain of these covenants. The Company's covenant defaults were waived. Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement and is held in a separate account and will be released to the Company's regular accounts over the next two years for as the obligation is paid.

The Company has a $3,000,000 revolving line of credit which expires in January 1999. As of November 28, 1998, there were no borrowings under the amended revolving line of credit. Any borrowings under this agreement would be collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Due to the recognition of severance costs in the first quarter of fiscal 1999, the Company incurred a loss and was in default of certain of these covenants. The Company's covenant defaults were waived. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the three months ended November 28, 1998 were $166,000, primarily for production equipment.

During fiscal 1999, the Company intends to expend approximately $1.8 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth. It is expected that these expenditures will be funded primarily from internally generated funds.


REVIEW OF OPERATIONS

NET SALES

FISCAL 1999 VS. 1998: HEI, Inc.'s net sales for the three months ended November 28, 1998 increased 50%, compared to the same period a year ago reflecting an increase in sales to the medical and telecommunications markets.

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

GROSS PROFIT

FISCAL 1999 VS. 1998: For the three months ended November 28, 1998, gross profit increased $763,000 from last year, and the gross profit margin increased to 21% from 13% last year. The increased gross profit rate primarily reflects the impact of higher sales on relatively fixed manufacturing costs.

OPERATING EXPENSES

FISCAL 1999 VS. 1998: Operating expenses for the three month period ended November 28, 1998 increased from last year's comparable period. The increase in sales, general and administrative expenses of $119,000 was due to higher legal expenses, increased selling expenses and start up costs related to Mexican operations which are expensed as incurred. The increase in research, development and engineering expenses of $108,000 was primarily due to increased development costs to support future business opportunities. In addition to these costs, the Company incurred $490,000 of costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive Officer. These costs will be paid over the next two years. Operating expenses in total were 25% of net sales compared to 20% for the first quarter of last year. The increase in the percentage to net sales is primarily due to increased expenses and the recognition of severance costs partially offset by increased revenues.

INCOME TAX BENEFIT

FISCAL 1999 VS. 1998: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1999 and fiscal 1998 is approximately 35%. Income tax benefit for the first quarter of fiscal 1999 was $56,000 as compared to income tax benefit of $55,000 for the same period a year ago.

NET LOSS

FISCAL 1999 VS. 1998: The Company had a net loss of $102,000 for the first quarter of fiscal 1999 compared to net loss of $104,000 for the same period a year ago. The net loss for the current quarter was primarily due to the recognition of severance costs. The net loss for the first quarter of fiscal 1998 was principally the result of decreased sales and lower gross profit margins.

IMPACT OF YEAR 2000: The Company has considered the impact of Year 2000 on the computer systems and applications and developed a remediation plan. Conversion activities are in process and we expect conversion and testing to be completed by March 1999. Expenditures in 1998 for the Year 2000 project amounted to approximately $60,000 and the Company expects that completion of the project will result in additional expenditures of approximately $50,000. The Company is also assessing the Year 2000 readiness of key material and service providers.

     The Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems. However, there can be no assurance that all Year 2000 issues will be identified and resolved in a timely manner, particularly those issues involving key material and service providers' and other business affiliates' computer systems outside of the Company's control. If the Company's remediation plan is not successful, or if these outside systems should fail, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers.

FORWARD-LOOKING INFORMATION

INFORMATION IN THIS DOCUMENT WHICH IS NOT HISTORICAL INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON THE COMPANY'S CURRENT ASSUMPTIONS REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS, AND ALL OF SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS, THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS, THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS, ADVERSE COMPETITIVE DEVELOPMENTS, CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS, THE YEAR 2000 ISSUE AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS; HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.


PART II - OTHER INFORMATION
-----------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

          Exhibit 27 Financial Data Schedule

     b)  Reports on Form 8-K

     Forms 8-K Current Report were filed with the Securities and Exchange Commission on November 24, 1998, October 1, 1998 and September 11, 1998.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              HEI, INC.
                              ---------
                              (Registrant)


Date:     01/12/99            /s/ Jerald H. Mortenson
      ----------------        ---------------------------------------------
                              Jerald H. Mortenson
                              Vice President of Finance and Administration,
                              Chief Financial Officer and Treasurer
                              (a duly authorized officer)