Form 10QSB
period 1999-02-27
HEI INC
filed 1999-04-05
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ****
                                   FORM 10-QSB

                                      ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 27, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to ________ .
Commission File Number 0-10078

                                    HEI, INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in Its Charter)


Minnesota                                 41-0944876
----------------------------              ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN        55386
---------------------------------------------------        -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (612) 443-2500
                                                ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 5, 1999, 4,095,195 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one): Yes    No  X.
                                                               --    --
This Form 10-QSB consists of 11 pages.

Table of Contents                                                     HEI, Inc.
--------------------------------------------------------------------------------


        Part I - Financial Information

        Item 1.  Financial Statements


                 Balance Sheets ....................................    3

                 Statements of Operations ..........................    4

                 Statements of Cash Flows ..........................    5

                 Notes to Financial Statements .....................    6

        Item 2.  Management's Discussion and Analysis of Financial

                 Condition and Results of Operations ...............   7-9

        Part II - Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders   10

        Item 6.  Exhibits and Reports on Form 8-K ..................   10

        Signatures .................................................   11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEETS (UNAUDITED)
--------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------
                                                  FEBRUARY 27, 1999  August 31, 1998
------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $    858      $    297
   Short-term investments                                       7,501         7,984
   Restricted cash                                                290            --
------------------------------------------------------------------------------------
                                                                8,649         8,281
   Accounts receivable, net                                     3,649         3,434
   Inventories                                                  2,311         1,538
   Income taxes receivable                                         --         1,176
   Other current assets                                           845         1,176
------------------------------------------------------------------------------------
Total current assets                                           15,454        15,605
------------------------------------------------------------------------------------
Property and equipment:
   Land                                                           216           216
   Building and improvements                                    3,915         3,897
   Fixtures and equipment                                       9,502         9,018
   Accumulated depreciation                                    (7,531)       (6,859)
------------------------------------------------------------------------------------
Net property and equipment                                      6,102         6,272
------------------------------------------------------------------------------------

Restricted cash                                                   208            --
Long-term investments                                              --           186
Deferred financing costs                                           82           110
------------------------------------------------------------------------------------
Total assets                                                 $ 21,846      $ 22,173
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                      $    700      $    700
   Accounts payable                                               997         1,834
   Accrued employee related costs                                 804           612
   Accrued liabilities                                            347           595
   Income taxes payable                                           213            --
------------------------------------------------------------------------------------
Total current liabilities                                       3,061         3,741
------------------------------------------------------------------------------------
Long-term liabilites, less current maturities                   4,043         3,835
Deferred tax liability                                            295           256
------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,095,195 shares issued and outstanding                     205           205
   Paid-in capital                                              7,491         7,491
   Retained earnings                                            6,751         6,645
------------------------------------------------------------------------------------
Total shareholders' equity                                     14,447        14,341
------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                   $ 21,846      $ 22,173
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------
                                                   Three Months Ended         Six Months Ended
                                            FEB. 27, 1999  Feb. 28, 1998  FEB. 27, 1999  Feb. 28, 1998
------------------------------------------------------------------------------------------------------
Net sales                                          $7,053         $4,632        $13,188         $8,712

Cost of sales                                       5,574          3,640         10,409          7,183
------------------------------------------------------------------------------------------------------

  Gross profit                                      1,479            992          2,779          1,529
------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                 926            644          1,680          1,279
  Research, development and engineering               313            211            589            379
Severance costs                                        --             --            490             --
------------------------------------------------------------------------------------------------------

Operating income (loss)                               240            137             20           (129)
------------------------------------------------------------------------------------------------------

Other income, principally interest income              82            166            144            273
------------------------------------------------------------------------------------------------------

Income before income taxes                            322            303            164            144

Income taxes                                          114             99             58             44
------------------------------------------------------------------------------------------------------

Net income                                           $208           $204           $106           $100
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Net income per common share
  Basic                                             $0.05          $0.05          $0.03          $0.02
  Diluted                                           $0.05          $0.05          $0.03          $0.02
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                            4,095          4,070          4,095          4,077
   Diluted                                          4,099          4,195          4,095          4,175
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

                                                                              5
HEI, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------
(IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                                 Six Months Ended
                                                        FEBRUARY 27,1999  February 28, 1998
--------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income                                                       $106              $100
   Depreciation                                                      690               685
   Amortization                                                       28                32
   Accounts receivable and inventory allowances                       51                50
   Deferred income tax expense (benefit)                               2              (119)
Changes in current operating items:
   Accounts receivable                                              (215)             (314)
   Inventories                                                      (824)              (68)
   Other current assets                                              341               103
   Accounts payable                                                 (837)              145
   Accrued employee related costs and accrued liabilities            (56)             (107)
   Income taxes                                                    1,389               316
--------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                       675               823
--------------------------------------------------------------------------------------------
Cash flow used for investing activities:
   Purchases of investments                                       (6,440)           (9,926)
   Maturities of investments                                       7,109             7,105
   Additions to property and equipment                              (520)             (465)
   Proceeds from sales of product lines                               27               128
   Increase in restricted cash                                      (498)              (10)
--------------------------------------------------------------------------------------------
Net cash flow used for investing activities                         (322)           (3,168)
--------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Issuance of common stock and other                                 --                68
   Issuance of long-term debt                                        271                --
   Repayment of long-term debt                                       (63)               --
   Repurchase of common shares                                        --              (186)
--------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing activities            208              (118)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 561            (2,463)
Cash and cash equivalents, beginning of period                       297             3,458
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $858              $995
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Interest paid                                                        $82              $105
Income taxes paid                                                     --                --
--------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                             HEI, INC.
--------------------------------------------------------------------------------

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited interim financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1998. Interim results of operations for the three and six month periods ended February 27, 1999 may not necessarily be indicative of the results to be expected for the full year.

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

(2) INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:


 (In thousands)                          FEBRUARY 27, 1999      August 31, 1998
                                         -----------------      ---------------
 Purchased parts                                $1,132            $   781
 Work in process                                   819                681
 Finished goods                                    360                 76
                                                ------             ------
                                                $2,311             $1,538
                                                ------             ------
                                                ------             ------

(3) NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company's stock during each period under the treasury stock method.


                                      Three Months Ended             Six Months Ended
(In thousands)                  Feb. 27, 1999  Feb. 28, 1998  Feb. 27, 1999  Feb. 28, 1998
                                -------------  -------------  -------------  -------------
Basic Common Shares                     4,095          4,070         4,095          4,077
Dilutive Effect of Stock Options            4            125            --             98
                                        -----          -----         -----          -----
Diluted Common Shares                   4,099          4,195         4,095          4,175
                                        -----          -----         -----          -----
                                        -----          -----         -----          -----

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                        HEI, INC.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $675,000 for the six months ended February 27, 1999. This primarily included net income of $106,000, non-cash depreciation and amortization of $718,000, and a net decrease of $202,000 in working capital investments during the first six months of fiscal 1999. The lower working capital investment resulted from increased accounts receivable of $215,000, increased inventories of $824,000 and lower accounts payable of $837,000. This working capital decrease was partially offset by income tax payable and receivable change of $1,389,000, primarily as a result of an income tax refund.

The inventory increase is primarily due to increased purchased parts and finished goods in conjunction with meeting customer delivery requirements.

Accounts receivable average days outstanding were 43 days as of February 27, 1999 compared to 34 days as of February 28, 1998. Annualized inventory turns were 9.8 for the second quarter of fiscal 1999 compared to 9.1 turns for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500,000 has been used for the construction of the addition to the Company's manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. In April 1998 and 1997, the Company repaid $650,000 and $440,000, respectively, of the construction and equipment bonds and in April 1999, another $700,000 is expected to be repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at February 27, 1999 and August 31, 1998 was 2.97% and 3.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement, is held in a separate account, and will be released to the Company's regular accounts over the next two years as the obligation is paid.

The Company has a $3,000,000 revolving line of credit which expires in April 1999. The Company intends to replace this with another revolving line of credit of at least an equal amount. As of February 27, 1999, there were no borrowings under the revolving line of credit. Any borrowings under this agreement are subject to the extent of and collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is, based at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the six months ended February 27, 1999 were $520,000, primarily for production equipment.

During fiscal 1999, the Company intends to expend approximately $3.0 million for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth, including the start up of assembly operations in Mexico. It is expected that these expenditures will be funded primarily from internally generated funds. Some equipment will be financed through operating leases in lieu of capital expenditures.

REVIEW OF OPERATIONS

NET SALES

FISCAL 1999 VS. 1998: HEI, Inc.'s net sales for the three and six month periods ended February 27, 1999 increased 52% and 51%, respectively, compared to the same periods a year ago, reflecting an increase in sales in all major product lines.

Because the Company's sales are generally tied to the customers' projected sales and production of the related product, the Company's sales levels are subject to fluctuations beyond the Company's control. To the extent that sales to any one customer represent a significant portion of the Company's sales, any change in the level of sales to that customer can have a significant impact on the Company's total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

GROSS PROFIT

FISCAL 1999 VS. 1998: For the three month and six month periods ended February 27, 1999, gross profit increased $487,000 and $1,250,000, respectively, from the same periods last year. The gross profit margin for the six months ended February 27, 1999 increased to 21% from 18% last year, which primarily reflects the impact of higher revenues on fixed costs. The gross profit margin for the second quarter of fiscal 1999 remained the same at 21% compared to the same period last year.

OPERATING EXPENSES

FISCAL 1999 VS. 1998: Operating expenses for the three and six month periods ended February 27, 1999 increased from last year's comparable periods. The increase in selling, general and administrative expenses of $282,000 and $401,000 for the three and six month periods, respectively, was due to higher legal expenses, increased selling expenses and start-up costs related to Mexican operations which are expensed as incurred. The increases in research, development and engineering expenses of $102,000 and $210,000 for the three and six month periods, respectively, were primarily due to increased development costs to support future business opportunities. In addition, during the first quarter the Company incurred $490,000 of costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive Officer. These costs are being paid over a two-year period. Operating expenses in total were 18% and 21% of net sales for the three and six month periods, respectively, compared to 18% and 19% for the same periods last year.

INCOME TAXES

FISCAL 1999 VS. 1998: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1999 is approximately 35% compared to the full year fiscal 1998 effective rate of 31%. Income tax expense was $114,000 and $58,000 for the three and six month periods ended February 27, 1999, respectively, compared to $99,000 and $44,000 for the same periods a year ago.

NET INCOME

FISCAL 1999 VS. 1998: The Company had net income of $208,000 and $106,000 for the three and six month periods ended February 27, 1999, respectively, compared to $204,000 and $100,000 for the same periods a year ago. The increase in net income was principally the result of increased sales offset by higher operating expenses and the recognition of severance costs in the first quarter of this fiscal year.

IMPACT OF YEAR 2000: The Company has considered the impact of Year 2000 on its computer systems and applications and developed a remediation plan. Conversion activities are in process, and we expect conversion and testing to be completed during the third quarter of fiscal 1999. Expenditures to date for the Year 2000 project amounted to approximately $70,000. The Company expects that completion of the project will result in additional expenditures of approximately $40,000. The Company is also assessing the Year 2000 readiness of key material and service providers.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Company held its Annual Meeting of Shareholders on January 20, 1999.

         b) The following matters were considered:

            1. Election of six Directors, each to serve a one-year term. The vote was as follows for each of the nominees.


                  Name                       Affirmative    Authority Withheld
                  ----                       -----------    ------------------
                  Eugene W. Courtney            3,649,563           83,794
                  Anthony J. Fant               3,606,874          126,483
                  Mack V. Traynor               3,604,838          128,519
                  David W. Ortlieb              3,602,900          130,457
                  Edwin W. Finch, III           3,602,679          130,678
                  Steve E. Tondera, Jr.         3,600,488          132,869


            2. Approval of 1998 Stock Option Plan. Voting on approval of the 1998 Stock Option Plan was as follows: 2,252,167 shares in favor, 243,612 opposed, 29,565 abstentions, and 1,208,013 broker non-votes.

            3. Approval of 1998 Stock Option Plan for Non-employee
               Directors. Voting on approval of the 1998 Stock Option Plan for Non-employee Directors was as follows: 2,195,033 shares in favor, 205,564 opposed, 124,747 abstentions and 1,208,013 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            Exhibit 27-Financial Data Schedule

         b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended February 27, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                             HEI, Inc.
                             ----------

                             (Registrant)

Date:   04/05/99             /s/ Jerald H. Mortenson
      -------------          ---------------------------------------------
                             Jerald H. Mortenson
                             Vice President of Finance and Administration,
                             Chief Financial Officer and Treasurer
                             (a duly authorized officer)