Form 10QSB
period 1999-05-29
HEI INC
filed 1999-07-12
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                   FORM 10-QSB
                                      ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 29, 1999.
                                           -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from       to      .
                              -------  ------
Commission File Number 0-10078
                       -------



                                    HEI, Inc.
                          -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 12, 1999, 4,101,965 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X.
                                                                ---    ---
This Form 10-QSB consists of 11 pages.

Table of Contents                                                      HEI, Inc.
--------------------------------------------------------------------------------

         Part I - Financial Information


         Item 1.  Financial Statements

                  Balance Sheets  . . . . . . . . . . . . . . . . . . .    3

                  Statements of Operations  . . . . . . . . . . . . . .    4

                  Statements of Cash Flows  . . . . . . . . . . . . . .    5

                  Notes to Financial Statements . . . . . . . . . . . .    6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . .    8-10


         Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .    11

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION                                                 3
ITEM 1.  FINANCIAL STATEMENTS
HEI, INC.
BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------------------
                                                                              MAY 29, 1999               August 31, 1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $1,951                       $297
   Short-term investments                                                               4,557                      7,984
   Restricted cash                                                                        295                          -
-------------------------------------------------------------------------------------------------------------------------
                                                                                        6,803                      8,281
   Accounts receivable, net                                                             2,818                      3,434
   Inventories                                                                          2,173                      1,538
   Income taxes receivable                                                                  -                      1,176
   Other current assets                                                                 1,033                      1,176
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   12,827                     15,605
-------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land                                                                                   216                        216
   Building and improvements                                                            3,915                      3,897
   Fixtures and equipment                                                              10,712                      9,018
   Accumulated depreciation                                                            (7,835)                    (6,859)
-------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                              7,008                      6,272
-------------------------------------------------------------------------------------------------------------------------

Restricted cash                                                                           146                          -
Long-term investments                                                                       -                        186
Deferred financing costs                                                                  110                        110
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $20,091                    $22,173
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                  $700                       $700
   Accounts payable                                                                       313                      1,834
   Accrued employee related costs                                                         696                        612
   Accrued liabilities                                                                    483                        595
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               2,192                      3,741
-------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                 3,281                      3,835
Deferred tax liability                                                                    310                        256
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,101,965 and 4,095,195 shares issued and
      outstanding, respectively                                                           205                        205
   Paid-in capital                                                                      7,528                      7,491
   Retained earnings                                                                    6,575                      6,645
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             14,308                     14,341
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $20,091                    $22,173
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

                                                                               4
HEI, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                     Nine Months Ended
                                                     MAY 29, 1999      May 30, 1998        MAY 29, 1999       May 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $5,032            $6,026             $18,220            $14,738

Cost of sales                                              4,393             4,612              14,802             11,795
--------------------------------------------------------------------------------------------------------------------------

  Gross profit                                               639             1,414               3,418              2,943
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                        787               594               2,467              1,873
  Research, development and engineering                      346               210                 935                589
Proxy/change of control costs                                  -               274                   -                274
Severance costs                                                -                 -                 490                  -
--------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                     (494)              336                (474)               207
--------------------------------------------------------------------------------------------------------------------------

Other income                                                 224               167                 368                440
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           (270)              503                (106)               647

Income tax expense (benefit)                                 (94)              156                 (36)               200
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                          ($176)             $347                ($70)              $447
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share
  Basic                                                   ($0.04)            $0.08              ($0.02)             $0.11
  Diluted                                                 ($0.04)            $0.08              ($0.02)             $0.11
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                                   4,100             4,091               4,097              4,082
   Diluted                                                 4,100             4,300               4,097              4,196
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements.

HEI, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                             MAY 29, 1999              May 30, 1998
---------------------------------------------------------------------------------------------------------------------
Cash flow provided by operating activities:
   Net income (loss)                                                                  ($70)                     $447
   Depreciation                                                                      1,036                     1,016
   Amortization                                                                         41                        47
   Accounts receivable and inventory allowances                                        (48)                       31
   Deferred income tax expense (benefit)                                                15                      (123)
   Other                                                                                 4                         -
Changes in current operating items:
   Accounts receivable                                                                 666                      (272)
   Inventories                                                                        (637)                      350
   Other current assets                                                                141                      (222)
   Accounts payable                                                                 (1,521)                      297
   Accrued employee related costs and accrued liabilities                              (84)                     (247)
   Income taxes                                                                      1,232                       376
---------------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                         775                     1,700
---------------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in) investing activities:
   Purchases of investments                                                         (7,919)                  (13,541)
   Maturities of investments                                                        11,532                    11,358
   Additions to property and equipment                                              (1,776)                     (814)
   Proceeds from sales of product lines                                                 41                       190
   (Increase) decrease in restricted cash                                             (441)                      389
---------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) investing activities                             1,437                    (2,418)
---------------------------------------------------------------------------------------------------------------------
Cash flow used in financing activities:
   Issuance of long-term debt                                                          271                         -
   Repayment of long-term debt                                                        (825)                     (650)
   Increase in deferred financing fees                                                 (41)                      (48)
   Issuance of common stock and other                                                   37                       198
   Repurchase of common shares                                                           -                      (186)
---------------------------------------------------------------------------------------------------------------------
Net cash flow used in financing activities                                            (558)                     (686)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 1,654                    (1,404)
Cash and cash equivalents, beginning of period                                         297                     3,458
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $1,951                    $2,054
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $120                      $154
Income taxes paid                                                                       50                       100
---------------------------------------------------------------------------------------------------------------------

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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1998. Interim results of operations for the three and nine month periods ended May 29, 1999 may not necessarily be indicative of the results to be expected for the full year.

Th Company is currently in the process of determining the impact of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting of Derivative Instruments and Hedging Activities."

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.


(2) INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)                                                      MAY 29, 1999            August 31, 1998
                                                                    ------------            ---------------
Purchased parts                                                           $2,078                  $1,590
Work in process                                                              521                     681
Finished goods                                                               385                      76
Allowance for excess or obsolete stock                                      (811)                   (809)
                                                                            ----                    ----
                                                                          $2,173                  $1,538
                                                                          ------                  ------
                                                                          ------                  ------

(3) NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options unless the effect is antidilutive. The dilutive effect of the stock options is computed using the average market price of the Company's stock during each period under the treasury stock method.

(In thousands)                             Three Months Ended                Nine Months Ended
                                     MAY 29, 1999    May 30, 1998      MAY 29, 1999     May 30, 1998
                                     ------------    ------------      ------------     ------------
Basic common shares                         4,100           4,091             4,097            4,082
Dilutive effect of stock options                -             209                 -              114
                                            -----           -----             -----            -----
Diluted common shares                       4,100           4,300             4,097            4,196
                                            -----           -----             -----            -----
                                            -----           -----             -----            -----

(4) SUBSEQUENT EVENTS

On June 24, 1999 the Company obtained an exclusive, worldwide license from Micro Substrates Corporation to manufacture and market a new high-frequency chip carrier for applications in Local Multipoint Distribution Services, ultra high-speed Internet routing and satellite communications. In a related transaction, the Company made a cash equity investment of $1.5 million in Micro Substrates Corporation and will supply goods and services, such as thin film substrate processing, to Micro Substrates Corporation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                    HEI, INC.
          ----------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided by operating activities was $775,000 for the nine months ended May 29, 1999. This included primarily a net loss of $70,000, adjusted for non-cash depreciation and amortization of $1,077,000, and a net decrease of $203,000 in working capital investment during the first nine months of fiscal 1999. The lower working capital investment resulted primarily from increased inventories of $637,000 and decreased accounts payable of $1,521,000 partially offset by decreased accounts receivable of $666,000 and an income tax payable and receivable change of $1,232,000.

Inventory increase is primarily due to increased purchased parts and finished goods in conjunction with meeting customer delivery requirements. Annualized inventory turns were 6.0 for the third quarter of fiscal 1999 compared to 12.3 turns for the same period a year ago.

Accounts receivable average days outstanding were 43 days as of May 29, 1999 compared to 37 days for May 30, 1998.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2006. In April 1999 and 1998, the Company repaid $700,000 and $650,000 of the construction and equipment bonds, respectively. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at both May 29, 1999 and August 31, 1998 was 3.70%. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement, is held in a separate account, and will be released to the Company's regular accounts over the next two years as the obligation is paid.

The Company has available a $5,000,000 revolving line of credit which expires in April 2000. As of May 29, 1999, there were no borrowings under this revolving line of credit. Any borrowings under this agreement are subject to the extent of and collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or 1.5% to 2% above the lender's LIBOR rate.

Capital equipment expenditures for the nine months ended May 29, 1999 were $1,776,000, primarily for production equipment.

During fiscal 1999, the Company intends to expend approximately $3,000,000 for capital equipment to increase manufacturing capacity to meet anticipated requirements for continued revenue growth, including the start up of assembly operations in Mexico. Some of this equipment will be financed through operating leases in lieu of capital expenditures.

REVIEW OF OPERATIONS

NET SALES

FISCAL 1999 VS. 1998: HEI, Inc.'s net sales for the three month period ended May 29, 1999 decreased 16% from the same period a year ago primarily due to two large customers temporarily reducing demand to bring their own inventory levels down. Net sales for the nine month period increased 24% from the same period a year ago reflecting increases from new customers and existing business in each of the Company's core markets.

Because the Company's sales are generally tied to the customers' projected sales and production of the related products, the Company's sales levels are subject to fluctuations beyond the Company's control. To the extent that sales to any one customer represent a significant portion of the Company's sales, any change in the level of sales to that customer can have a significant impact on the Company's total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

GROSS PROFIT

FISCAL 1999 VS. 1998: For the three month and nine month periods ended May 29, 1999, gross profit decreased $775,000 and increased $475,000, respectively, from the same periods last year as a result of revenue fluctuations in fiscal 1999. The gross profit rate for the third quarter of fiscal 1999 decreased to 13% from 23% for the comparable period last year primarily due to the impact of lower revenues on fixed costs in the third quarter. The gross profit rate for the nine months ended May 29, 1999 decreased slightly to 19% from 20% last year.

OPERATING EXPENSES

FISCAL 1999 VS. 1998: Operating expenses for the three and nine month periods ended May 29, 1999 increased from last year's comparable periods. The increase in selling, general and administrative expenses of $193,000 and $594,000 for the three and nine month periods, respectively, was due to higher legal expense, increased selling expenses and start up costs related to Mexican operations which are expensed as incurred. The increases in research, development and engineering expenses of $136,000 and $346,000 for the three and nine month periods, respectively, were primarily due to increased development costs to support future business opportunities. In addition, during the first quarter the Company incurred $490,000 of costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive officer. These costs are being paid over a two-year period. Operating expenses in total were 23% and 21% of net sales for the three and nine month periods, respectively, compared to 18% and 19% for the same periods last year. During the third quarter of fiscal year 1998, the Company incurred $274,000 of special proxy/legal expenses relating to the control contest in which Fant Industries, Inc. gained control of the Company's Board of Directors. These special proxy/legal expenses continued during the fourth quarter of last fiscal year.

OTHER INCOME

FISCAL 1999 VS. 1998: Other income for the three and nine month periods ended May 29, 1999 included $168,000 from an insurance reimbursement of certain litigation costs related to the proxy contest incurred during fiscal year 1998. Other income for the previous fiscal year was principally interest income.

INCOME TAXES

FISCAL 1999 VS. 1998: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 1999 is approximately 34% compared to the full year fiscal 1998 effective rate of 31%. Income tax benefit was $94,000 and $36,000 for the three and nine month periods ended May 29, 1999 compared to income tax expense of $156,000 and $200,000 for the same periods a year ago.

NET INCOME

FISCAL 1999 VS. 1998: The Company had a net loss of $176,000 and $70,000 for the three and nine month periods ended May 29, 1999, respectively, compared to net income of $347,000 and $447,000 for the same periods a year ago. The decrease in net income for the three month period ended May 29, 1999 as compared to the same period last year was principally the result of decreased sales. The decrease in net income for the nine month period ended May 29, 1999 as compared to the same period last year was principally the result of increased costs and expenses associated with new business initiatives, including the start up of the Company's new manufacturing facility in Mexico.

IMPACT OF YEAR 2000: The Company has considered the impact of Year 2000 on the computer systems and applications and developed a remediation plan. Conversion activities are in process and we expect conversion and testing to be completed during the fourth quarter of fiscal 1999. Expenditures to date for the Year 2000 project amounted to approximately $90,000 and the Company expects that completion of the project will result in additional expenditures of approximately $20,000. The Company is also assessing the Year 2000 readiness of key material and service providers.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            Exhibit 27-Financial Data Schedule

         b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended May 29, 1999.










SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  HEI, INC.

                                  (Registrant)


Date:    07/12/99                 /s/ Jerald H. Mortenson
     --------------------         ------------------------------------------
                                  Jerald H. Mortenson
                                  Vice President of Finance and Administration,
                                  Chief Financial Officer and Treasurer
                                  (a duly authorized officer)