Form 10KSB
period 1999-08-31
HEI INC
filed 1999-11-24
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                   FORM 10-KSB
                                      ****

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________. Commission File Number 0-10078

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

Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

HEI, Inc. revenues for the fiscal year ended August 31, 1999 were $24,323,000.

The aggregate market value as of November 15, 1999 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $26,000,000.

As of November 24, 1999, 4,101,965 Common Shares, par value $.05 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1999 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 20, 2000 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS
         THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS CONTAIN INFORMATION REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS BASED ON THE COMPANY'S CURRENT ASSUMPTIONS INVOLVING A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS; THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS; THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS; ADVERSE COMPETITIVE DEVELOPMENTS; CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS; THE YEAR 2000 ISSUE; AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS; HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.

HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

PART I
Item 1.  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
     HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969. During fiscal year 1999, the Company formed a subsidiary, HEI Export, Inc., as a foreign sales corporation.

(b)  BUSINESS OF THE COMPANY

     PRINCIPAL PRODUCTS AND SERVICES - HEI, Inc. is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in the hearing, medical, telecommunications and industrial markets. The optical switch product line, which represented a minor part of the Company's sales, was sold in August 1997.

     DISTRIBUTION METHODS - HEI sells through its Company-employed sales force based at its facilities in Victoria, Minnesota and Tucson, Arizona.

     SOURCES AND AVAILABILITY OF RAW MATERIALS - There are many sources of raw material supplies available nationally and internationally for Company operations. The manufacture of Company products involves assembly of components purchased from a wide variety of vendors.

     DEPENDENCE ON SINGLE OR FEW CUSTOMERS - Following is the approximate percentage of the Company's sales to major customers which accounted for more than 10% of total sales in fiscal years 1999, 1998 and 1997.

         Customer         1999             1998              1997
         --------         ----             ----              ----
         Customer A       62%              59%               27%
         Customer B       16%              14%                 -
         Customer C         -                -               55%

     COMPETITION - In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

     RESEARCH AND DEVELOPMENT - The estimated amount spent on Company-sponsored research and development activities was approximately $1,343,000 and $852,000 for the years ended August 31, 1999 and 1998, respectively.

     EMPLOYEES - At August 31, 1999, the Company employed approximately 140 persons of whom three were part-time.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, which was originally completed in August 1981. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. In early January, 1999, the Company began leasing a 30,000 square foot facility and a 3,000 square foot facility in Empalme, Mexico and Tucson, Arizona, respectively, for its contract assembly business. In July, 1999, the Company began leasing a 14,000 square foot facility in Tempe, Arizona for its high density interconnect business which is expected to be operational in the near future.

ITEM 3.  LEGAL PROCEEDINGS

As of November 24, 1999 there are no legal proceedings pending against the Company or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on The Nasdaq National Market under the symbol HEII. Below are the high and low closing bid prices for each quarter of fiscal year 1999 and 1998, as reported by Nasdaq.

1999                                          HIGH              LOW
First Quarter                           $    5-5/8           $4-3/8
Second Quarter                               6-1/4                5
Third Quarter                                7-1/2            4-3/8
Fourth Quarter                             6-15/16           4-7/16

1998                                          HIGH              LOW
First Quarter                           $    5-3/4         $4-11/32
Second Quarter                               7-3/8            4-1/4
Third Quarter                                7-1/4            6-1/8
Fourth Quarter                             6-15/16            4-3/4

As of August 31, 1999, the Company had approximately 2,300 shareholders of which approximately 550 are shareholders of record. The Company has not declared cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

HEI, INC.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


------------------------------------------------------------------------------------------------------------------------
YEARS ENDED AUGUST 31                                      1999         1998          1997         1996            1995
------------------------------------------------------------------------------------------------------------------------
Net sales                                               $24,323      $20,805       $30,962      $20,680         $23,423
Cost of sales                                            19,733       16,592        24,524       14,957          17,263
------------------------------------------------------------------------------------------------------------------------
Gross profit                                              4,590        4,213         6,438        5,723           6,160
------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Selling, general and administrative                     3,475        2,375         2,277        2,342           2,401
  Research, development and engineering                   1,343          852           843          849             754
Severance costs                                             490            -             -            -               -
Proxy/change of control costs                                 -        5,664             -            -               -
Gain on sale of product line, net                             -            -          (215)        (45)               -
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    (718)      (4,678)        3,533        2,577           3,005
------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                          (338)      (4,098)        3,980        2,833           3,250
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                               (115)      (1,471)        1,430          720           1,210
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   (223)    $ (2,627)      $ 2,550      $ 2,113         $ 2,040
------------------------------------------------------------------------------------------------------------------------
Net income (loss) per basic share                     $    (.05)  $     (.64)        $ .62        $ .54           $ .54
Net income (loss) per diluted share                   $    (.05)  $     (.64)        $ .60        $ .52           $ .52
------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  Outstanding:
  Basic                                                   4,098        4,085         4,135        3,942           3,748
  Diluted                                                 4,098        4,085         4,279        4,098           3,899
------------------------------------------------------------------------------------------------------------------------
Balance sheet:
  Working capital                                       $ 7,508      $11,864       $14,784      $10,088         $ 8,380
  Total assets                                           20,953       22,173        24,511       22,414          12,857
  Long-term debt, less current maturities                 3,218        3,835         4,537        5,271               -
  Shareholders' equity                                   14,156       14,341        16,995       13,816          10,982
------------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

         The Company's net cash flow provided by operating activities for the year ended August 31, 1999, was $2,576,000. The significant components of this operating net cash flow were cash flow of $1,321,000 from operations before changes in current operating items, a $1,067,000 decrease in income taxes receivable, a $662,000 decrease in accounts receivable, and a $257,000 decrease in other current assets partially offset by a $486,000 decrease in accounts payable. The decrease in income tax receivable is the result of a tax refund. The decrease in accounts receivable is attributable primarily to timing of customer payments. The decrease in other current assets is mainly due to repayments of deposits made on equipment that was converted to operating lease agreements. The decrease in accounts payable is primarily due to payment of proxy/change of control costs in September 1998.

         Accounts receivable average days outstanding was 34 days for the year ended August 31, 1999 compared to 40 days for the same period a year ago. Inventory turns were 9.5 turns and 12.0 turns for the years ended August 31, 1999 and 1998, respectively primarily due to customers requiring the Company to carry more inventory than a year ago.

         The Company decreased short-term investments, primarily commercial paper, to $3,744,000, down $4,240,000 from a year ago, primarily to fund startup costs for Mexico, equipment purchases for Mexico and high density interconnect business expansions and to pay remaining proxy/change of control costs and severance costs. The current ratio at the end of fiscal 1999 was 3.3:1 as compared to 4.2:1 at the end of fiscal 1998. The reduced current ratio is principally due to decreased cash and cash equivalents and short-term investments resulting from investments in newly established Mexico and High Density Interconnect Divisions, decreased accounts receivable and the receipt of a tax refund partially offset by decreased accounts payable.

         The Company has available a $5,000,000 revolving line of credit which expires in April 2000 (see Note 5 under Notes to Consolidated Financial Statements). As of August 31, 1999, there were no borrowings under the line.

         During fiscal 1999, the Company purchased $3,510,000 of property and equipment primarily to increase manufacturing capacity to meet anticipated requirements, including start up of assembly operations in Mexico and the acquisition of equipment for the new high density interconnect operation in Tempe, Arizona. These expenditures were funded primarily by internally generated funds. The Company also entered into operating leases for an additional $728,000 of equipment over a three year period.

         During fiscal 2000, the Company intends to expend approximately $5.4 million for manufacturing facility improvements and capital equipment as well as a new enterprise resource planning application software system to support its internal operations. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities in Mexico and Tempe, Arizona. It is expected that these expenditures will be funded from operations and external financing.

RESULTS OF OPERATIONS

         SALES. 1999 VS. 1998: Sales in fiscal 1999 increased $3,518,000, or 17%, as compared to fiscal 1998. This increase was primarily in the hearing aid and communications markets. The largest customer accounted for 62% of sales, up 21% over the prior fiscal year. The business with this customer has grown steadily over the last five years, and currently the Company is producing over 20 different devices for this customer for shipment to multiple locations, both domestic and international.

         1998 VS. 1997: Sales in fiscal 1998 decreased $10,157,000, or 33%, as compared to fiscal 1997. This decrease reflects the phase out during the last quarter of fiscal 1997 of high volume production of a device for use in high-density disk drives. In the previous fiscal year, this disk drive program accounted for 55% of total sales. However, sales to the Company's other market areas (hearing and medical instruments, telecommunications and industrial applications) collectively increased 60% in fiscal 1998 as compared to sales to such markets in fiscal 1997. In fiscal 1998, one large multinational customer accounted for 59% of total sales.

PERCENTAGE OF SALES
----------------------------------------------------------------------------------------
                                            1999                1998               1997
----------------------------------------------------------------------------------------
Sales                                       100%                100%               100%
Gross profit                                 19%                 20%                21%
Selling, general and
  administrative                             14%                 11%                 7%
Research, development
  and engineering                             6%                  4%                 3%
Proxy/change of control costs                  -                 27%                  -
Severance costs                               2%                   -                  -
----------------------------------------------------------------------------------------

GROSS PROFIT. 1999 VS. 1998: The Company's gross profit as a percentage of sales was 19% in fiscal 1999, as compared to 20% in fiscal 1998. The reduction in gross profit as a percentage of sales was primarily due to startup costs for Mexico operations.

         1998 VS. 1997: The Company's gross profit as a percentage of sales was 20% in fiscal 1998, as compared to 21% in fiscal 1997. The reduction in gross profit and gross profit as a percentage of sales was primarily due to the decrease in sales and the impact of relatively fixed manufacturing support costs.

OPERATING EXPENSES. 1999 VS. 1998: Fiscal 1999 selling, general and administrative and research, development and engineering expenses increased $1,591,000 or 49% over the previous fiscal year. This increase was due to higher legal expense, increased selling expenses, start up costs related to Mexico and high density interconnect operations (which are expensed as incurred) and increased development costs to support future business opportunities. In addition, during the first quarter of fiscal year 1999 the Company incurred $490,000 of costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive Officer. These costs are being paid over a two year period.

         1998 VS. 1997: Fiscal 1998 selling, general and administrative and research, development and engineering expenses increased $107,000, or 3%, over the previous year. In addition to these costs, the Company incurred $5,664,000 of one-time expenses related the control contest in which Fant Industries, Inc. gained control of the Company's Board of Directors. These one-time expenses of $5,664,000 were entirely a cash outlay with the final amounts paid out in the first quarter of fiscal 1999.

OTHER INCOME. 1999 VS. 1998: Other income decreased $200,000, or 34%, in fiscal 1999 as compared to fiscal 1998 primarily due to lower investment balances and less cash received from previously reserved notes receivable.

         1998 VS. 1997: Other income increased $133,000, or 30%, in fiscal 1998 as compared to fiscal 1997 primarily due to cash received from previously reserved notes receivable.

NET INCOME (LOSS). 1999 VS. 1998: The Company had a net loss of $223,000 in fiscal 1999 compared to a net loss of $2,627,000 in fiscal 1998. The loss in fiscal 1999 was primarily a result of a one-time severance cost of $490,000 and increased costs and expenses associated with new business initiatives, including the start up of the Company's new manufacturing facility in Mexico.

         1998 VS. 1997: The Company had a net loss of $2,627,000 in fiscal 1998 compared to net income of $2,550,000 in fiscal 1997. The loss in fiscal 1998 was a result of decreased revenues and proxy/change of control costs of $5,664,000. The fiscal 1998 loss also resulted in an income tax benefit of $1,471,000 and an effective rate of 36%.

ISSUES AND UNCERTAINTIES

This Annual Report contains forward-looking statements that are based on the Company's current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, adverse business or market conditions, the ability of the Company to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments, and change in or cancellation of customer requirements.

         The forward-looking statements included herein are based on current assumptions that the Company will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will continue to identify and satisfy customer needs for products and services, that the Company will be able to retain and hire key personnel, that its equipment, process, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, that the Company does not incur a significant financial impact relating to year 2000 issues, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. The Company operates in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

         Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

SUBSTANTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS: The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations may continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all. The Company typically incurs significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which the Company attempts to seek reimbursement from the customer. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing, and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include unforeseen design or manufacturing problems, price competition, functional competition (other means of accomplishing the same or similar packaging end result), the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product demand attributable to, among other things, product life cycles, competitive factors, and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations.

         The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during or immediately prior to the quarter, which are difficult to forecast in advance of that time. The short lead-time for the Company's backlog also affects its ability to accurately project production and inventory levels. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

DEPENDENCE ON SINGLE INDUSTRY: During the past several years, the Company has had significant dependence on a single market. In fiscal 1999, 71% of the Company's revenues came from sales to hearing instrument manufacturers. In addition, the Company has made significant sales in the medical products industry. Each of these industries is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand, and significant pressure on vendors to reduce or minimize cost. Although the Company is attempting to reduce its dependence on any single industry, the Company does not expect this historic dependence to change dramatically or quickly. Accordingly, the Company will likely be affected by trends in the industries it serves.

CUSTOMER CONCENTRATION: The Company's customer base is highly concentrated. In fiscal 1999, 1998 and 1997, the Company's two largest customers accounted for 78%, 73% and 82%, respectively, of net sales. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

COMPETITION: The Company operates in a highly competitive industry and competes against several domestic and foreign providers of similar microelectronics design and/or manufacturing services. The Company also faces competition from the internal operations of its current and potential OEM customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, enjoy a comparative advantage over the Company with respect to high-volume production. However, the Company can now also offer similar advantages through its new operation in Mexico. The Company expects to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services. A number of the Company's competitors may have substantially greater manufacturing, financial, technical, marketing, and other resources than does the Company, and may offer a broader scope and presence of operations on a worldwide basis.

         Significant competitive factors in the microelectronics market include price, quality, design capabilites, responsiveness, testing capabilities, the ability to manufacture in very high volumes and proximity to the customers final assembly facilities. While the Company has competed favorably in the past with respect to these factors, this is a particularly fast changing market, and there can be no assurance that the Company will continue to do so in the future. The trends toward increasingly shorter product cycles and to off-shore production are expected to result in more intense competition as each new customer program is generally open to bidding by the Company's competitors, increasingly including those with off-shore facilities and capabilities. Further, the Company is often one of two or more suppliers on any particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive in any of its markets, the Company must continually provide timely and technologically advanced design capabilities and manufacturing services, ensure the quality of its products, and compete favorably with respect to turnaround and price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its markets served, the Company's business and operating results would be adversely affected.

COMPONENT SUPPLY AND SOURCES: Substantially all of the Company's manufacturing services are provided on a turnkey basis in which the Company, in addition to providing design, assembly and testing services, is responsible for the procurement of the components that are assembled by the Company for its customers. Although the Company attempts to minimize margin erosion as a result of component price increases, in certain circumstances it is required to bear some or all of the risk of such price fluctuations, which could adversely affect the Company's profits. To date, the Company has generally been able to negotiate contracts that allow it to shift much of the impact of price fluctuations to the customer; however, there can be no assurance that the Company will be able to do so in all cases. In addition, in order to assure an adequate supply of certain key components that have long procurement lead times, such as integrated circuits, the Company occasionally must order such components prior to receiving formal customer purchase orders for the assemblies that require such components. Failure to accurately anticipate the volume or timing of customer orders can result in component shortages or excess component inventory, which in either case could adversely affect the Company's financial and operating results.

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components purchased from any of the Company's key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components. While the Company has not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

VARIABILITY OF CUSTOMER REQUIREMENTS AND CUSTOMER FINANCING: The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies, and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than several weeks in advance of requirements. The Company's inability to forecast the level of customers' orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demands of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on the Company's resources. There can be no assurance that the Company will not experience similar fluctuations in customer demand in the future. In addition, the Company may carry significant accounts receivable in connection with providing manufacturing services to its customers. Although the Company has not encountered significant problems in collecting on such accounts receivable on a timely basis, if one or more of the Company's principal customers were to become insolvent, or otherwise fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected.

RAPID TECHNOLOGICAL CHANGE: The Company's customers compete in markets that are characterized by rapid technological change and short product life cycles. In particular, the hearing, medical and telecommunications markets are prone to rapid product obsolescence by new technologies. The microelectronics industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. The inability of the Company to develop technologies or acquire capability to meet the evolving market requirements of its customers could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's ability to maintain its revenue base.

MANAGEMENT OF GROWTH: The Company's sales have varied significantly as customer demand for the Company's products increases and decreases. The Company's future operating results will depend on management's ability to manage periods of both growth and downturn, to be able to hire, train and retain the appropriate number of qualified employees, and to forecast revenues and control expenses. Unexpected declines in revenues, without corresponding and timely reductions in expenses, could have a material adverse effect on the Company's business, results of operations, or financial condition.

HIRING AND RETENTION OF EMPLOYEES: The Company's continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in recruiting new personnel and retaining existing personnel. Except for two officers, none of the Company's employees are subject to a long-term employment agreement, although several key employees are subject to non-competition agreements. The loss of one or more key employees could have a material adverse effect on the growth of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE: The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of the Common Stock may be significantly affected by factors such as changes in requirements or demands for the Company's services, the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates of the Company, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

MARKET RISK: The Company has a limited market risk in terms of the variability of the interest rate on its Industrial Development Revenue Bonds. The bonds bear interest at a rate which varies weekly, based on comparative tax exempt issues, and is limited to a maximum of 10%.

IMPACT OF YEAR 2000: The Company has considered the impact of Year 2000 on the computer systems and applications and developed a remediation plan. Year 2000 readiness testing on the Company's computer systems and applications and automated manufacturing equipment was completed and tested successfully by August, 1999. Expenditures for the Year 2000 project amounted to approximately $140,000. The Company is also assessing the Year 2000 readiness of key material and service providers.

         The Company believes that, with the modifications made and the successful testing completed on existing systems, the Year 2000 issue will not pose significant operational problems. However, there can be no assurance that all Year 2000 issues will be identified and resolved in a timely manner, particularly those issues involving key material and service providers' and other business affiliates' computer systems outside of the Company's control. If the Company's remediation plan is not successful, or if these outside systems should fail, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers.

ITEM 8.  FINANCIAL STATEMENTS

HEI, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------
AS OF AUGUST 31                                                                    1999             1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 1,217            $ 297
   Short-term investments                                                         3,744            7,984
   Restricted cash                                                                  295                -
---------------------------------------------------------------------------------------------------------------------
                                                                                  5,256            8,281
   Accounts receivable, net                                                       2,862            3,434
   Inventories                                                                    1,861            1,538
   Income taxes receivable                                                          109            1,176
   Other current assets                                                             753            1,176
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                             10,841           15,605
---------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land                                                                             216              216
   Building and improvements                                                      3,953            3,897
   Fixtures and equipment                                                        12,409            9,018
   Accumulated depreciation                                                      (8,238)          (6,859)
---------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                        8,340            6,272
---------------------------------------------------------------------------------------------------------------------
Restricted cash                                                                      83                -
Long-term investments                                                             1,468              186
Other long-term assets                                                              221              110
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $ 20,953         $ 22,173
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                           $ 700            $ 700
   Accounts payable                                                               1,348            1,834
   Accrued employee related costs                                                   906              612
   Accrued liabilities                                                              379              595
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,333            3,741
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                           3,218            3,835
Deferred tax liability                                                              246              256
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized,
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized; 4,101,965 and 4,095,195 shares issued and outstanding,
      respectively                                                                  205              205
   Additional paid-in capital                                                     7,529            7,491
   Retained earnings                                                              6,422            6,645
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       14,156           14,341
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 10)
Total liabilities and shareholders' equity                                     $ 20,953         $ 22,173
---------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HEI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED AUGUST 31                                                 1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 24,323         $ 20,805          $ 30,962
Cost of sales                                                         19,733           16,592            24,524
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           4,590            4,213             6,438
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling, general and administrative                                 3,475            2,375             2,277
   Research, development and engineering                               1,343              852               843
Proxy/change of control costs                                              -            5,664                 -
Severance costs                                                          490                -                 -
Gain on sale of product line, net                                          -                -              (215)
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 (718)          (4,678)            3,533
----------------------------------------------------------------------------------------------------------------------------
Other income, net                                                        380              580               447
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                       (338)          (4,098)            3,980
----------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                            (115)          (1,471)            1,430
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ (223)        $ (2,627)          $ 2,550
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
  Basic                                                              $ (0.05)         $ (0.64)           $ 0.62
  Diluted                                                            $ (0.05)         $ (0.64)           $ 0.60
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
  Basic                                                                4,098            4,085             4,135
  Diluted                                                              4,098            4,085             4,279
----------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HEI, INC.
STATEMENTS OF CHANGES IN
CONSOLIDATED SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                     COMMON STOCK     COMMON STOCK     ADDITIONAL
                                                           SHARES           AMOUNT        PAID-IN    RETAINED
                                                      OUTSTANDING      OUTSTANDING        CAPITAL    EARNINGS
--------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1996                                4,030,427            $ 202         $6,892      $6,722
  Net income                                                    -                -              -       2,550
  Issuance of common shares
    under employee stock purchase
    and option plans                                      177,049                8            799           -
  Common shares repurchased and retired                  (104,300)              (5)          (595)          -
  Tax benefit of nonqualified stock options                     -                -            422           -
--------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997                                4,103,176              205          7,518       9,272
  Net loss                                                      -                -              -      (2,627)
  Issuance of common shares
    under employee stock purchase
    and option plans                                       26,619                1            159           -
  Common shares repurchased and retired                   (34,600)              (1)          (186)          -
--------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1998                                4,095,195              205          7,491       6,645
  Net loss                                                      -                -              -        (223)
  Issuance of common shares
    under employee stock purchase plan                      6,770                -             38           -
--------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                                4,101,965            $ 205         $7,529      $6,422
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

HEI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
YEARS ENDED AUGUST 31                                                   1999            1998            1997
-------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in) operating activities:
   Net income (loss)                                                   ($223)        ($2,627)         $2,550
   Equity in loss from MSC investment                                     32               -               -
   Depreciation                                                        1,438           1,358           1,376
   Amortization                                                           59              60              70
   Accounts receivable allowance                                         (90)            (53)             13
   Deferred income tax expense (benefit)                                 101            (242)              8
   Gain on sale of product line, net                                       -               -            (215)
   Other                                                                   4               1              35
Changes in current operating items:
   Accounts receivable                                                   662          (1,056)          1,701
   Inventories                                                          (323)             37             (14)
   Other current assets                                                  257            (512)           (133)
   Accounts payable                                                     (486)          1,106             255
   Accrued employee related costs and accrued liabilities                 78             (26)           (121)
   Income taxes                                                        1,067          (1,089)           (656)
-------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) operating activities               2,576          (3,043)          4,869
-------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in) investing activities:
   Purchases of investments                                           (9,536)        (15,165)        (10,892)
   Maturities of investments                                          13,962          16,170           7,205
   Additions to property and equipment                                (3,510)         (1,025)         (1,605)
   Investment in MSC                                                  (1,500)              -               -
   Licensing agreement                                                  (129)              -               -
   Proceeds from sales of product lines                                   55             237             494
   (Increase) decrease in restricted cash                               (378)            389           2,066
-------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) investing activities              (1,036)            606          (2,732)
-------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in) financing activities:
   Repayment of long-term debt, net                                     (617)           (650)           (440)
   Increase in deferred financing fees                                   (41)            (47)            (54)
   Issuance of common stock and other                                     38             159             807
   Tax benefit of nonqualified stock options                               -               -             422
   Repurchase of common shares                                             -            (186)           (600)
-------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used in) financing activities                (620)           (724)            135
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     920          (3,161)          2,272
Cash and cash equivalents, beginning of period                           297           3,458           1,186
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $1,217            $297          $3,458
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------------------------------------
Interest paid                                                           $155            $201            $218
Income taxes paid                                                         50             100           1,656
-------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
HEI, Inc. and its subsidiary (the Company) specializes in the design and manufacture of ultraminiature microelectronic devices and high technology products incorporating those devices.

CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. Short-term investments consist mainly of high quality commercial paper with maturities of less than one year. The short-term investments are carried at amortized cost which approximates fair value and are classified as held to maturity.

INVENTORIES. Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used to value inventories.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years.

         Maintenance and repairs are charged to expense as incurred. Major improvements and tooling costs are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any resulting gain or loss charged or credited to operations.

LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of August 31, 1999, the Company did not consider any of its assets to be impaired.

INCOME TAXES. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (receivable) for the periods and the change during the period in deferred income tax assets and liabilities.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-based Compensation". The Company measures compensation cost, if any, for its stock option plans using the intrinsic value based method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

REVENUE RECOGNITION. Revenue is recognized at the time of shipment.

NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE. The Company adopted SFAS No. 128, "Earnings per Share" (EPS) effective with its second quarter of fiscal 1998. The standard requires dual presentation of basic and diluted EPS on the face of the statement of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS. During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use".

         SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. The Company plans to adopt the new standard during fiscal year 2000, as required. The Company is in the process of evaluating SFAS No. 133 and the impact on the Company, but does not believe the impact will be material. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted the provisions of this SOP during fiscal year 1999, which did not have a material impact on results of operations of the Company.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2
--------------------------------------------------------------------------------
PROXY/CHANGE OF CONTROL COSTS

In fiscal year 1998, the Company incurred $5,664,000 of one-time expenses related to proxy contest and change of control costs which resulted from the efforts of Fant Industries Inc. in the second half of the year to gain control of the Board of Directors. These expenses included preparation of proxy materials and other information to shareholders and litigation expenses related to the takeover activity, cash-out payments made to all stock option holders which were required as a result of the change of control and reimbursement to Fant Industries Inc. for its expenses as agreed to by the shareholders. These one-time expenses of $5,664,000 were entirely a cash outlay with the final amounts paid out in the first quarter of fiscal 1999.

NOTE 3
--------------------------------------------------------------------------------
MAJOR CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DATA

Major customers, each of which accounted for more than 10% of the Company's net sales for the years ended August 31, were as follows:

--------------------------------------------------------------------------------
                                      1999               1998              1997
--------------------------------------------------------------------------------
Customer A                             62%                59%               27%
Customer B                             16%                14%                 -
Customer C                               -                  -               55%
--------------------------------------------------------------------------------

         The Company generally sells its products to original equipment manufacturers in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral from its customers. The Company's continued sales to these customers are often dependent upon the continuance of the customers' product programs. Customer C's product program was completed during the fourth quarter of fiscal 1997. The Company's ten largest customers accounted for approximately 98% of net sales in fiscal 1999, 96% in fiscal 1998 and 95% in fiscal 1997 and approximately 94% and 96% of accounts receivable at August 31, 1999 and 1998, respectively.

         The Company had net sales of $14,190,000, $10,407,000 and $6,647,000 that were shipped to Singapore in fiscal 1999, 1998 and 1997, respectively, and $14,970,000 that were shipped to Thailand in fiscal 1997. Net export sales were $15,512,000, $11,819,000 and $22,604,000 in fiscal 1999, 1998 and 1997, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their own off-shore assembly facilities.

NOTE 4
--------------------------------------------------------------------------------
OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 1999 and 1998:

---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                1999                    1998
---------------------------------------------------------------------------------------------
Accounts receivable, net:
  Trade accounts receivable                                 $3,002                  $3,664
  Less allowance for doubtful accounts                        (140)                   (230)
---------------------------------------------------------------------------------------------
                                                            $2,862                  $3,434
---------------------------------------------------------------------------------------------
Inventories:
  Purchased parts                                          $   989                 $   781
  Work in process                                              755                     681
  Finished goods                                               117                      76
---------------------------------------------------------------------------------------------
                                                            $1,861                  $1,538
---------------------------------------------------------------------------------------------
Other current assets:
  Deferred tax assets                                      $   577                 $   688
  Deposits on operating leases                                   -                     456
  Receivable on sale of product line, net                        5                      12
  Other current assets                                         171                      20
---------------------------------------------------------------------------------------------
                                                           $   753                  $1,176
---------------------------------------------------------------------------------------------
Accrued liabilities:
  Real estate taxes                                       $     82                 $    90
  Other                                                        297                     505
---------------------------------------------------------------------------------------------
                                                           $   379                 $   595
---------------------------------------------------------------------------------------------

SALE OF PRODUCT LINES. In August 1997, the Company sold its optoelectronic switch assembly product line. Through this transaction, the buyers acquired certain assets including manufacturing equipment and related inventory, product licenses and assumed all warranties. In connection with this sale, the Company received cash payments for the assets and an agreement for additional amounts to be paid monthly over the subsequent two years. The Company anticipates no substantial effect of the sale of these product lines on future operating results.

NOTE 5
--------------------------------------------------------------------------------
FINANCING ARRANGEMENTS

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 was used for the construction of the new addition to the Company's manufacturing facility, and the remainder was used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through April 1, 2005. In April 1999 and 1998 the Company repaid $700,000 and $650,000, respectively, of the construction and equipment bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at August 31, 1999 was 3.70%. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. A commitment fee is paid annually to the bank at a rate of 1% of the letters of credit. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Primarily due to the severance agreement with Mr. Eugene Courtney during fiscal year 1999, the Company was in default of certain of these covenants at August 31, 1999. The Company received waivers dated October 22, 1999 for its covenant defaults.

         The Company has available a $5,000,000 revolving line of credit which expires in April 2000. At August 31, 1999 and 1998, there were no borrowings under the line of credit. Any borrowings under this agreement would be collateralized by accounts receivable. The agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth and debt to tangible net worth and cash flow. Primarily due to the severance agreement with Mr. Eugene Courtney during fiscal year 1999, the Company was in default of certain of these covenants at August 31, 1999. The Company received waivers dated October 22, 1999 for its covenant defaults. Borrowings are limited to the lesser of $5,000,000 or the borrowing base, which is 80% of eligible accounts receivable. Interest on the borrowings is based, at the Company's option, on the lender's prime rate of interest or 1.5% to 2% above the lender's LIBOR rate.

         Principal maturities of long-term debt at August 31, 1999 are as follows (in thousands):

                     Years ending August 31,
                     2000                                             $700
                     2001                                              783
                     2002                                              700
                     2003                                              700
                     2004                                              350
                     Thereafter                                        685
                  ---------------------------------------------------------
                                                                    $3,918
                  ---------------------------------------------------------

NOTE 6
--------------------------------------------------------------------------------
INVESTMENT IN MICRO SUBSTRATES CORPORATION

On June 24, 1999, the Company obtained an exclusive, worldwide license from Micro Substrates Corporation (MSC) to manufacture and market a new high-frequency chip carrier for applications in Local Multipoint Distribution Services, ultra high-speed Internet routing and satellite communications. In a related transaction, the Company made an initial cash equity investment of $1.5 million in MSC (28%) and will supply goods and services, such as thin film substrate processing, to MSC. The Company's investment in MSC is being accounted for under the equity method. For the year ended August 31, 1999, the Company's equity in net losses of MSC were $32,000 and are included in other income, net.

NOTE 7
--------------------------------------------------------------------------------
INCOME TAXES

Income tax expense (benefit) for the years ended August 31 consisted of the following:

---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                    1999              1998              1997
---------------------------------------------------------------------------------------------
Current:
  Federal                                        $(221)          $(1,234)           $1,279
  State                                              5                 5               143
Deferred                                           101              (242)                8
---------------------------------------------------------------------------------------------
Income tax expense (benefit)                     $(115)          $(1,471)           $1,430
---------------------------------------------------------------------------------------------

         The components of the deferred tax assets and liabilities at August 31, 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                1999                    1998
---------------------------------------------------------------------------------------------
Deferred tax assets:
  Receivables                                                $  52                   $ 105
  Inventories                                                  201                     324
  Accrued liabilities                                          151                     151
  Net operating loss carry-forward                             232                     108
---------------------------------------------------------------------------------------------
                                                              $636                   $ 688
---------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Property and equipment                                     $(305)                  $(238)
  Deferred gain on sales of product lines                        -                     (18)
---------------------------------------------------------------------------------------------
                                                             $(305)                  $(256)
---------------------------------------------------------------------------------------------

         A reconciliation of the statutory federal income tax rate for the years ended August 31 is as follows:

--------------------------------------------------------------------------------------------
                                             1999                1998                1997
--------------------------------------------------------------------------------------------
Federal statutory tax rate                   (34.0)%            (34.0)%               34.0%
State income tax rate
  (net of federal tax effect)                 (3.0)              (3.0)                 2.4
Other                                          3.0                1.1                  (.5)
--------------------------------------------------------------------------------------------
Effective tax rate                           (34.0)%            (35.9)%               35.9%
--------------------------------------------------------------------------------------------

NOTE 8
-------------------------------------------------------------------------------
STOCK BENEFIT PLANS

1998 PLAN. Under the Company's 1998 Stock Option Plan (the "1998 Plan"), a maximum of 400,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options.

         Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of eight years, whichever comes first. The exercise price for options granted is equal to the average closing market price of the common stock on the date of the grant.

         At August 31, 1999, the number of shares available for grant were 63,700.

1989 PLAN. Under the Company's 1989 Omnibus Stock Compensation Plan (the "1989 Plan"), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options, stock purchase rights and other stock-based awards.

         Stock options granted become exercisable in varying increments. Generally, the exercise price for options granted is equal to the average closing market price of the common stock for the five days preceding the date of grant. There are no outstanding options under the 1989 Plan.

         Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During fiscal 1999, 1998 and 1997, 6,770, 11,619 and 12,049 shares at prices of $4.68, $5.79 and $5.08, respectively, were purchased under the 1989 Plan.

         At August 31, 1999, 1998 and 1997, the number of shares available for grant were 291,292, 298,062 and 19,681, respectively.

DIRECTORS' PLAN. During fiscal year 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors. This plan replaced and superceded the Company's prior Stock Option Plan for Non-employee Directors. Under the new directors' plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective on the day of the annual shareholders' meeting upon adjournment at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 275,000 shares were granted in fiscal year 1999 to the five non-employee directors at $5.50 per share. At August 31, 1999, 275,000 shares remain outstanding and 150,000 shares are available for grant.

         Under the previous directors' plan, 400,000 shares were authorized for issuance, with an annual grant of 10,000 shares to each non-employee director. These grants were effective on the first business day following the annual shareholders' meeting at an exercise price equal to the average closing market price of the common stock for the five days preceding the date of grant. The options became exercisable one year after the grant date and expired ten years after the grant date. Options to purchase 40,000 shares were granted to the four non-employee directors at $11.325 per share in 1997. Options to purchase 30,000 shares were granted to the three non-employee directors at $4.925 in 1998. At August 31, 1998, no options for shares remained outstanding and 130,000 shares were available for grant. This plan was replaced and superceded during fiscal year 1999.

CHANGE OF CONTROL. Under the terms and conditions of the Company's 1989 Plan and the Directors' Plan, a change of control in the Company's Board of Directors, under certain circumstances, requires a liquidation of all unexercised stock options. In fiscal 1998, all stock options were liquidated under this provision. The required payments relating to stock options outstanding due to the change of control liquidation made in fiscal 1998 were approximately $3,700,000 which are included in proxy/change of control costs in the statement of operations.

SUMMARY OF ACTIVITY. The following is a summary of all activity involving options:

-------------------------------------------------------------------------------
                                                          WEIGHTED AVERAGE
                                               OPTIONS    EXERCISE PRICE
                                           OUTSTANDING        PER SHARE
-------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1996                       589,500               $4.980
Granted                                         40,000               11.325
Exercised                                     (165,000)               4.527
Cancelled                                      (17,500)               4.713
-------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997                       447,000                5.680
-------------------------------------------------------------------------------



Granted                                        575,000                5.160
Exercised                                      (15,000)               5.308
Change of control liquidation                 (972,000)               5.397
Cancelled                                      (35,000)               5.305
-------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1998                             0                0.000
-------------------------------------------------------------------------------
Granted                                        629,300                5.610
Cancelled                                      (18,000)               5.875
-------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                       611,300               $5.602
-------------------------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION. Had the Company used the fair-value-based method of accounting for its stock option plans beginning in fiscal year 1996 and charged compensation cost against income over the vesting period, net income (loss) for fiscal years 1999, 1998 and 1997 would have been changed to the following pro forma amounts:

-----------------------------------------------------------------------------------------------------------
                                                     1999                 1998                 1997
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                 $(477,000)          $(2,636,000)          $2,384,000

Net income (loss) per share, diluted                 $ (.12)               $ (.65)              $ .56
-----------------------------------------------------------------------------------------------------------

         The weighted average grant-date fair value of options granted during 1999, 1998 and 1997 was $3.30, $1.22 and $5.59, respectively. The weighted average grant-date fair value of options was determined separately for each grant under the Company's various plans by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

-----------------------------------------------------------------------------------------------
                                            1999                1998                 1997
-----------------------------------------------------------------------------------------------
Risk-free interest rates               6.00% TO 6.00%      5.00% to 5.50%       6.00% to 6.35%
Expected life                          .5 TO 8 YEARS        .5 to 3 years       .5 to 5 years
Expected volatility                         61%                  62%                 62%
Expected dividends                          NONE                None                 None
-----------------------------------------------------------------------------------------------

NOTE 9
-------------------------------------------------------------------------------
EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 20% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During fiscal years 1999, 1998 and 1997, the Company contributed $87,000, $93,000 and $100,000, respectively, to the plan.

NOTE 10
-------------------------------------------------------------------------------
COMMITMENTS

Future commitments under non-cancelable operating leases, primarily for manufacturing equipment, are approximately $498,000 in 2000, $372,000 in 2001, $132,000 in 2002, $89,000 in 2003, $89,000 in 2004 and $82,000 thereafter. Total expense under non-cancelable operating leases was approximately $386,000 in 1999, $153,000 in 1998 and $66,000 in 1997.

NOTE 11
-------------------------------------------------------------------------------
SEVERANCE COSTS

In fiscal year 1999, the Company incurred $490,000 of severance costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive Officer. These costs are being paid over a two year period. Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement, is held in a separate account, and will be released to the Company's regular accounts in fiscal years 2000 and 2001 as the obligation is paid.

NOTE 12
-------------------------------------------------------------------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE COMPUTATION

The components of net income (loss) per basic and diluted share are as follows:

-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
BASIC:
Net income (loss)                                                              $ (223)     $(2,627)       $2,550
Net income (loss) per share                                                   $  (.05)    $   (.64)        $ .62

Weighted average number of common shares outstanding                            4,098        4,085         4,135
-----------------------------------------------------------------------------------------------------------------


DILUTED:
Net income (loss)                                                              $ (223)     $(2,627)       $2,550
Net income (loss) per share                                                   $  (.05)    $   (.64)        $ .60

Weighted average number of common shares outstanding                            4,098        4,085         4,135
 Assumed conversion of stock options                                                -            -           144
-----------------------------------------------------------------------------------------------------------------
Weighted average common and assumed conversion shares                           4,098        4,085         4,279
-----------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS'

TO THE SHAREHOLDERS OF HEI, INC.:
We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiary as of August 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of HEI, Inc. for the years ended August 31, 1997 were audited by other auditors whose report, dated September 26, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial positions of HEI, Inc. and subsidiary as of August 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



KPMG LLP
Minneapolis, Minnesota
October 6, 1999, except as to Note 5,
which is as of October 22, 1999

STATEMENT OF FINANCIAL RESPONSIBILITY

The accompanying consolidated financial statements, including the notes thereto, and other financial information presented in this Annual Report, were prepared by management, which is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon management's best estimates and judgments.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the Company's assets are protected and that transactions are executed in accordance with established authorizations and are recorded properly. The reasonable assurance concept is based on recognition that the cost of a system of internal accounting controls should not exceed the benefit derived.

The Audit Committee of the Board of Directors is responsible for recommending the independent accounting firm to be retained for the coming year. The Audit Committee meets periodically and privately with the independent accountants, as well as with management, to review accounting, auditing, and financial reporting matters.

On September 25, 1998, the Company's Board of Directors took action to approve the engagement of KPMG LLP (KPMG) as the Company's independent accountants following the September 3, 1998 resignation of PricewaterhouseCoopers LLP (PwC), the Company's independent accountants for the five years through fiscal year ended August 31, 1997. The report by PwC on the Company's financial statements for fiscal year ended August 31, 1997 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, scope, or accounting principles. During the Company's fiscal year ended August 31, 1997, and the period from September 1, 1997 to September 3, 1998, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of PwC would have caused it to make a reference to such disagreement in its report nor any REPORTABLE EVENTS as defined in Item 304(a) (1) (v) of Regulation S-K. Prior to the engagement of KPMG, neither the Company nor anyone acting on its behalf consulted KPMG on any matter of accounting principles or the application of such principles to a particular transaction.

The Company's independent accountants, KPMG, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. See the accompanying Report of Independent Auditors'.

SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------

FISCAL YEAR 1999                              FIRST         SECOND          THIRD         FOURTH
-------------------------------------------------------------------------------------------------
Net sales                                    $6,135         $7,053         $5,032         $6,103
Gross profit                                  1,300          1,479            639          1,172
Severance costs                                 490              -              -              -
Operating income (loss)                        (220)           240           (494)          (244)
Net income (loss)                              (102)           208           (176)          (153)
-------------------------------------------------------------------------------------------------
Net income (loss) per share
   Basic                                     $ (.02)          $.05       $  (.04)        $  (.04)
   Diluted                                   $ (.02)          $.05        $ (.04)        $  (.04)
-------------------------------------------------------------------------------------------------

FISCAL YEAR 1998                              FIRST         SECOND          THIRD         FOURTH
-------------------------------------------------------------------------------------------------
Net sales                                    $4,080         $4,632         $6,026         $6,067
Gross profit                                    537            992          1,414          1,270
Proxy/change of control costs                     -              -            274          5,390
Operating income (loss)                        (266)           137            336         (4,885)
Net income (loss)                              (104)           204            347         (3,074)
-------------------------------------------------------------------------------------------------
Net income (loss) per share
   Basic                                     $ (.03)          $.05           $.08        $  (.75)
   Diluted                                   $ (.03)          $.05           $.08        $  (.75)
-------------------------------------------------------------------------------------------------

NOTE:
The summation of quarterly net income (loss) per share for 1998 does not equate to the calculation for the year since the quarterly calculations are performed on a discrete basis.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for by Item 9 is incorporated by reference from the Proxy Statement on page 24.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Item No. 1 Election of Directors" and is incorporated herein by reference.

The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 24, 1999.

NAME                             AGE     POSITION
----                             ---     --------
Anthony J. Fant                  39      Chief Executive Officer

Donald R. Reynolds               41      President and Chief Operating Officer

Jerald H. Mortenson              65      Vice President of Finance and
                                         Administration, Chief Financial
                                         Officer and Treasurer

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

DONALD R. REYNOLDS joined the Company in March 1998 as Executive Vice President and was appointed President in April 1998 and Chief Operating Officer in January 1999. Before joining the Company, he was employed with BF Goodrich Aerospace in senior executive positions in product engineering, marketing and business unit management, and most recently as Business Unit Director for a business unit having approximately $30 million in revenues. This business unit designed and manufactured high technology products (sensors, electronics, software) for the aerospace industry.

JERALD H. MORTENSON joined the Company in March 1990. Before joining the Company he was employed for ten years with CTS Fabri-tek, first as Chief Financial Officer and the last five years as Group President.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 10 is contained in the Proxy Statement under the captions "Executive Compensation" and "Item No. 1 Election of Directors" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 is contained in the Proxy Statement under the caption "Shares and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 12 is contained in the Proxy Statement and is incorporated herein by reference under the caption "Executive Officers and Executive Compensation - Change in Control Agreements".

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements - see Part II

         (2) Financial Statement Schedule - All schedules have been omitted because they are not applicable or not required or because the information is included in the financial statements of the notes thereto.

         (3)      Management Contracts - see list of Exhibits

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1999.

(c)      Exhibits:

3.1          Restated Articles of Incorporation, as amended.                                    Note 1

3.2          Bylaws, as amended.                                                                Note 6

4.1a         Credit Agreement with Norwest Bank Minnesota, N.A. dated May 14, 1998.             Note 6

4.1b         Current Note with Norwest Bank Minnesota, N.A. dated May 14, 1998.                 Note 6

4.2a         Reimbursement Agreement by and between HEI, Inc. and Norwest Bank Minnesota,       Note 2
             N.A. dated April 1, 1996.

4.2b         Mortgage Security Agreement Fixture Financing Statement and Assignment of Leases   Note 2
             and Rents by HEI, Inc. as Mortgagor to Norwest Bank Minnesota, N.A. as Mortgagee
             dated April 1, 1996.

4.2c         Security Agreement by HEI, Inc. in favor of Norwest Bank Minnesota, N.A. dated     Note 2
             April 1, 1996.

10.1         Form of Indemnification Agreement between HEI and officers and directors.          Note 3

*10.2        HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to      Note 4
             date.

*10.3        1991 Stock Option Plan for Non-employee Directors, as amended to date.             Note 5

*10.4        1998 Stock Option Plan adopted November 18, 1998.                                  Note 6

*10.5        1998 Stock Option Plan for Non-employee Directors adopted                          Note 6
             November 18, 1998.

*10.6        Form of Agreement regarding Employment/Compensation upon change in control with    Note 5
             Messrs. Mortenson and Reynolds.

*10.7        Agreement regarding Employment/Compensation upon change in control with Mr.        Note 6
             Courtney, dated November 20, 1998.

13+          Annual Report to Shareholders for the year ended August 31, 1999.

15           Report of PricewaterhouseCoopers LLP.

23.1         Consent of KPMG LLP.

23.2         Consent of PricewaterhouseCoopers LLP.

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

[6] Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1998 and incorporated herein by reference.


  *   Denotes management contract or compensation plan or arrangement.


  +  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

BY:               /s/ Anthony J. Fant
                  -------------------------------------------
                  Anthony J. Fant, Chief Executive Officer

Date:    November 24, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony J. Fant                                           November 24, 1999
-------------------------------------------                   -----------------
Anthony J. Fant, Chairman                                            Date

/s/ Jerald H. Mortenson                                       November 24, 1999
-------------------------------------------                   -----------------
Jerald H. Mortenson, Vice President of Finance                       Date
and Administration, Chief Financial Officer and
Treasurer

/s/ Craig E. Roble                                            November 24, 1999
-------------------------------------------                   -----------------
Craig E. Roble, Company Controller                                   Date

/s/ Eugene W. Courtney                                        November 24, 1999
-------------------------------------------                   -----------------
Eugene W. Courtney, Director                                         Date

/s/ Edwin W. Finch, III                                       November 24, 1999
-------------------------------------------                   -----------------
Edwin W. Finch, Director                                             Date

/s/ David W. Ortlieb                                          November 24, 1999
-------------------------------------------                   -----------------
David W. Ortlieb, Director                                           Date

/s/ Steve E. Tondera, Jr.                                     November 24, 1999
-------------------------------------------                   -----------------
Steve E. Tondera, Jr., Director                                      Date

/s/ Mack V. Traynor, III                                      November 24, 1999
-------------------------------------------                   -----------------
Mack V. Traynor, III, Director                                       Date

CORPORATE INFORMATION

BOARD OF DIRECTORS
ANTHONY J. FANT, CHAIRMAN
Chief Executive Officer of the Company, President and Chief Executive Officer, Fant Industries Inc.

EUGENE W. COURTNEY
Chief Executive Officer, RSI Systems

EDWIN W. FINCH, III
President, FHL Capital Corporation

DAVID W. ORTLIEB
Independent Management Consultant

STEVE E. TONDERA, JR.
Managing Director of the Company-Mexico Division and Senior Vice President and Chief Financial Officer, Fant Industries Inc.

MACK V. TRAYNOR, III
President and Chief Executive Officer,
NEO Networks

CORPORATE OFFICERS AND MANAGEMENT
ANTHONY J. FANT
Chief Executive Officer

DONALD R. REYNOLDS
President and Chief Operating Officer

JERALD H. MORTENSON
Vice President of Finance and Administration, Chief Financial Officer and Treasurer

TOM GOODNOW
Vice President of Sales and Marketing

STEPHEN K. PETERSEN
Director of Manufacturing

ROBERT R. SHUE
Director of Design Engineering

WRAY A. WENTWORTH
Director of Corporate Quality

STEVE E. TONDERA, JR.
Managing Director of HEI-Mexico Division

KEITH (JIM) HICKS
General Manager of HEI-Mexico Division

JEFFREY FLAMMER
General Manager of HEI-High Density Interconnect Division

GENERAL COUNSEL
Brown & Wood LLP
New York, New York

Gray Plant Mooty
Minneapolis, Minnesota

INDEPENDENT ACCOUNTANTS
KPMG LLP
Minneapolis, Minnesota

STOCK TRANSFER AGENT AND REGISTRAR
Norwest Bank Minnesota, N.A.
Box 738
161 North Concord Exchange
South St. Paul
Minnesota  55075-0738

CORPORATE HEADQUARTERS
HEI, Inc.
P.O. Box 5000
1495 Steiger Lake Lane
Victoria, Minnesota  55386-5000
(612) 443-2500
E-mail: headqtrs@heii.com
Internet: www.heii.com

FORM 10-KSB
A copy of the Company's Annual Report to the Securities and Exchange Commission on Form10-KSB is available without charge by written or oral request to:

Shareholder Relations
HEI, Inc.
P.O. Box 5000
Victoria, Minnesota  55386
Phone (612) 443-2500
Facsimile (612) 443-2668

ANNUAL MEETING OF SHAREHOLDERS
The Company's annual meeting of shareholders will be held on January 20, 2000 at 3:00 PM at The Planets (50th floor), IDS Center, 80 South Eighth Street, Minneapolis, Minnesota