Form 10QSB
period 1999-12-04
HEI INC
filed 2000-01-18
CIK 351298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ****
                                   FORM 10-QSB
                                      ****


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 4, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.
Commission File Number 0-10078

                                    HEI, INC.
                            ---------------------------
              (Exact name of Small Business Issuer in Its Charter)

Minnesota                                   41-0944876
---------                                   ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN     55386
---------------------------------------------------     -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (612) 443-2500
                                                -----------------

                           None
                           ----
          Former name, former address and former
          fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 18, 2000, 4,101,965 shares of common stock, par value $.05.

Transitional Small Business Disclosure Format (Check one):  Yes ___ No _X_.

This Form 10-QSB consists of 10 pages.

                                                                              2

Table of Contents                                                     HEI, Inc.
-------------------------------------------------------------------------------
     Part I - Financial Information

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Operations . . . . . . . . . . . . . 4

              Consolidated Statements of Cash Flows . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements (Unaudited). . . . . 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . 7-9

     Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . ... . . . 10

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . 10

PART 1.  FINANCIAL INFORMATION                                               3
ITEM 1.  FINANCIAL STATEMENTS

HEI, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------
(Dollars in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------
                                                               DECEMBER 4, 1999        August 31, 1999
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $840                 $1,217
   Short-term investments                                                   896                  3,744
   Restricted cash                                                          273                    295
------------------------------------------------------------------------------------------------------
                                                                          2,009                  5,256
   Accounts receivable, net                                               3,948                  2,862
   Inventories                                                            2,386                  1,861
   Income taxes receivable                                                   87                    109
   Other current assets                                                     769                    753
------------------------------------------------------------------------------------------------------
Total current assets                                                      9,199                 10,841
------------------------------------------------------------------------------------------------------
Property and equipment:
   Land                                                                     216                    216
   Building and improvements                                              4,000                  3,953
   Fixtures and equipment                                                14,236                 12,409
   Accumulated depreciation                                              (8,408)                (8,238)
------------------------------------------------------------------------------------------------------
Net property and equipment                                               10,044                  8,340
------------------------------------------------------------------------------------------------------

Restricted cash                                                              21                     83
Investment in MSC                                                         1,444                  1,468
Other long-term assets                                                      201                    221
------------------------------------------------------------------------------------------------------
Total assets                                                            $20,909                $20,953
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                              $1,025                     $0
   Current maturities of long-term debt                                     700                    700
   Accounts payable                                                       1,187                  1,348
   Accrued employee related costs                                           809                    906
   Accrued liabilities                                                      312                    379
------------------------------------------------------------------------------------------------------
Total current liabilities                                                 4,033                  3,333
------------------------------------------------------------------------------------------------------

Long-term liabilities, less current maturities                            3,155                  3,218
Deferred tax liability                                                       15                    246
------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Undesignated stock; 5,000,000 shares authorized;
      none issued
   Common stock, $.05 par; 10,000,000 shares authorized;
      4,101,965 and 4,095,195 shares issued and outstanding                 205                    205
   Paid-in capital                                                        7,529                  7,529
   Retained earnings                                                      5,972                  6,422
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               13,706                 14,156
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $20,909                $20,953
------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

HEI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                       DEC. 4, 1999               Nov. 28, 1998
------------------------------------------------------------------------------------------------------

Net sales                                                  $6,782                     $6,135

Cost of sales                                               5,958                      4,835
------------------------------------------------------------------------------------------------------

  Gross profit                                                824                      1,300
------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                       1,045                        754
  Research, development and engineering                       433                        276
Severance costs                                                 -                        490
------------------------------------------------------------------------------------------------------

Operating loss                                               (654)                      (220)
------------------------------------------------------------------------------------------------------

Other income (expense), net                                   (28)                        62
------------------------------------------------------------------------------------------------------

Loss before income taxes                                     (682)                      (158)

Income tax benefit                                           (232)                       (56)
------------------------------------------------------------------------------------------------------

Net loss                                                    ($450)                     ($102)
------------------------------------------------------------------------------------------------------

Net loss per common share
   Basic                                                   ($0.11)                    ($0.02)
   Diluted                                                 ($0.11)                    ($0.02)
------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
   Basic                                                    4,102                      4,095
   Diluted                                                  4,102                      4,095
------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

HEI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                  DECEMBER 4, 1999    November 28, 1998
---------------------------------------------------------------------------------------------------------
Cash flow provided by (used for) operating activities:
   Net loss                                                               ($450)              ($102)
   Equity in loss from MSC investment                                        24                   -
   Depreciation                                                             432                 341
   Amortization                                                              20                  15
   Accounts receivable allowance                                              -                   -
   Deferred income tax expense (benefit)                                   (265)                 12
Changes in current operating items:
   Accounts receivable                                                   (1,086)                619
   Inventories                                                             (525)               (347)
   Income taxes                                                              22                 (68)
   Other current assets                                                      18                 281
   Accounts payable                                                        (161)               (590)
   Accrued employee related costs and accrued liabilities                  (164)               (153)
---------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating activities                (2,135)                  8
---------------------------------------------------------------------------------------------------------
Cash flow provided by investing activities:
   Purchases of investments                                                   -                (670)
   Maturities of investments                                              2,848               2,112
   Additions to property and equipment                                   (2,136)               (166)
   Proceeds on sales of product lines                                         -                  18
   Decrease (increase) in restricted cash                                    84                (493)
---------------------------------------------------------------------------------------------------------
Net cash flow provided by investing activities                              796                 801
---------------------------------------------------------------------------------------------------------
Cash flow provided by financing activities:
   Repayment of long-term debt                                              (63)                  -
   Borrowings on revolving line of credit                                 1,025                   -
   Issuance of long-term debt                                                 -                 271
---------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                              962                 271
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (377)              1,080
Cash and cash equivalents, beginning of period                            1,217                 297
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $840              $1,377
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
Interest paid                                                               $38                 $43
Income taxes paid                                                            11                   -
---------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                HEI, INC.
-------------------------------------------------------------------------------

(1) Basis of Financial Statement Presentation
---------------------------------------------

The unaudited consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1999. Interim results of operations for the three month period ended December 4, 1999 may not necessarily be indicative of the results to be expected for the full year.

The Company is currently in the process of determining the impact of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities."

The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  Inventories
----------------

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)                       December 4, 1999         August 31, 1999
                                     ----------------         ---------------
Purchased parts                                $1,834                    $989
Work in process                                   387                     755
Finished goods                                    165                     117
                                               ------                  ------
                                               $2,386                  $1,861
                                               ======                  ======

(3)  Net Loss Per Weighted Average Common Share
-----------------------------------------------

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and thus have not been included in the diluted loss per share calculations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                        HEI, INC.
         ----------------------------------------------------------------------

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow used for operating activities was $2,135,000 for the three months ended December 4, 1999. This included a net loss of $450,000, non-cash depreciation and amortization of $452,000, equity in loss from MSC investment of $24,000, increase in deferred income taxes of $265,000 and a net increase of $1,896,000 in current operating items for the first three months of fiscal 2000. The current operating item increase included increased accounts receivable of $1,086,000 due to increased sales in the three month period ended December 4, 1999 as compared to the three month period ended August 31, 1999. The current operating item increase also included an increase in inventories of $525,000 mainly due an expected increase in shipments.

Accounts receivable average days outstanding were 45 days as of December 4, 1999 compared to 41 days for the same period a year. Inventory turns were 8.4 for the first three months of fiscal 2000 compared to 9.7 for the same period a year ago.

In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 was used for the construction of the new addition to the Company's manufacturing facility and the remainder was used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. In April 1999 and 1998, the Company repaid $700,000 and $650,000 of the construction and equipment bonds and in April 2000, another $700,000 is expected to be repaid. The Company has a limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at December 4, 1999 and August 31, 1999 was 4.15% and 3.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness.

Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement and is held in a separate account and will be released to the Company's regular accounts over the next year as the obligation is paid.

The Company has a $5,000,000 revolving line of credit which expires in April 2000. At December 4, 1999, the Company had borrowed $1,025,000 under this revolving line of credit. This borrowing is collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate.

Capital equipment expenditures for the three months ended December 4, 1999 were $2,136,000, primarily for production equipment in for the Company's new facilities in Tempe, Arizona and Mexico as well as investments in a new Enterprise Resource Planning applications software system.

During fiscal 2000, the Company intends to expend approximately $5.4 million for manufacturing and facility improvements and capital equipment as well as a new enterprise resource planning application software system to support its internal operations. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities in Mexico and Tempe, Arizona. It is expected that these expenditures will be funded primarily from operations and external financing.


REVIEW OF OPERATIONS

NET SALES

FISCAL 2000 VS. 1999: HEI, Inc.'s net sales for the three months ended December 4, 1999 increased 11%, compared to the same period a year ago reflecting an increase in sales to the hearing aid and industrial markets.

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

GROSS PROFIT

FISCAL 2000 VS. 1999: For the three months ended December 4, 1999, gross profit decreased $476,000 from last year, and the gross profit margin decreased to 12% from 21% last year. The decreased gross profit rate primarily reflects the impact of manufacturing related startup costs for the Company's Tempe facility and unabsorbed fixed manufacturing costs for the Mexico facility which is not yet operating at full capacity.

OPERATING EXPENSES

FISCAL 2000 VS. 1999: Operating expenses for the three month period ended December 4, 1999 increased from last year's comparable period. The increase in sales, general and administrative expenses of $291,000 was due to increased selling expenses and ramp up costs for the High Density Interconnect operations in Tempe, Arizona which are expensed as incurred. The increase in research, development and engineering expenses of $157,000 was primarily due to increased development costs to support future business opportunities. Operating expenses in total were 22% of net sales compared to 25% for the first quarter of last year. The decrease in the percentage to net sales is primarily due to severance costs incurred during the first quarter of fiscal year 1999.

INCOME TAX BENEFIT

FISCAL 2000 VS. 1999: The Company records income tax expense (benefit) for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 2000 is approximately 34%. Income tax benefit for the first quarter of fiscal 2000 was $232,000 as compared to income tax benefit of $56,000 for the same period a year ago.

NET LOSS

FISCAL 2000 VS. 1999: The Company had a net loss of $450,000 for the first quarter of fiscal 2000 compared to a net loss of $102,000 for the same period a year ago. The net loss for the current quarter was primarily due to higher manufacturing, selling, general and administrative and research, development and engineering expenses. The net loss for the first quarter of fiscal 1999 was principally the result of severance costs.

IMPACT OF YEAR 2000: The Company has devoted significant resources to minimize the risk of potential disruption from year 2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues during the year 2000 transition period, our ability to operate our business could be adversely affected. However, based on our assessment of operations through January 17, 2000, we have not experienced any significant year 2000 issues.
         The Company assessed, inventoried and classified year 2000 issues on all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). Information systems that were year 2000 deficient were modified, upgraded or replaced and tested for compliance. All non-computer assets (including production equipment) were tested for year 2000 compliance. The costs of addressing internal system year 2000 issues totaled approximately $140,000, all of which have been incurred, and which were not material to our financial position, results of operations or cash flows.
         The Company has surveyed significant customers, suppliers and third parties critical to our business operations to determine their year 2000 compliance. Cross-functional planning teams assessed the associated risks and developed contingency plans. The Company also established backup procedures similar to existing procedures developed for our disaster recovery plan. The Company will continue to modify these plans through the year 2000 transition period as additional information becomes available.


FORWARD-LOOKING INFORMATION

INFORMATION IN THIS DOCUMENT WHICH IS NOT HISTORICAL INCLUDES FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON THE COMPANY'S CURRENT ASSUMPTIONS REGARDING TECHNOLOGY, MARKETS, GROWTH AND EARNINGS EXPECTATIONS, AND ALL OF SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE CERTAIN IMPORTANT FACTORS THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, ADVERSE BUSINESS OR MARKET CONDITIONS, THE ABILITY OF THE COMPANY TO SECURE AND SATISFY CUSTOMERS, THE AVAILABILITY AND COST OF MATERIALS FROM HEI'S SUPPLIERS, ADVERSE COMPETITIVE DEVELOPMENTS, CHANGE IN OR CANCELLATION OF CUSTOMER REQUIREMENTS AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS; HEI UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS TO REFLECT ENSUING EVENTS OR CIRCUMSTANCES, OR SUBSEQUENT ACTUAL RESULTS.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         a)  Exhibits

             Exhibit 27 Financial Data Schedule

         b)  Reports on Form 8-K

             There were no Forms 8-K Current Report filed with the Securities and Exchange Commission for the quarter ended December 4, 1999.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  HEI, Inc.

                                  (Registrant)

Date:    01/18/00                 /s/ Jerald H. Mortenson
     ---------------------        ---------------------------------------------
                                  Jerald H. Mortenson
                                  Vice President of Finance and Administration,
                                  Chief Financial Officer and Treasurer
                                  (a duly authorized officer)