Form 10QSB
period 2000-03-04
HEI INC
filed 2000-04-18
CIK 351298

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 4, 2000.
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to                .

Commission File Number 0-10078

HEI, Inc.
(Exact name of Small Business Issuer in Its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0944876 (I.R.S. Employer Identification No.)
P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

Issuer's telephone number, including area code: (952) 443-2500

None
Former name, former address and former fiscal year, if changed since last report.

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 14, 2000, 4,745,546 shares of common stock, par value $.05.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

    This Form 10-QSB consists of 12 pages.

Table of Contents
HEI, Inc.

Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10
Part II—Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HEI, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	March 4, 2000	August 31, 1999
Assets
Current assets:
Cash and cash equivalents	$955	$2,043
Short-term investments	—	3,744
Restricted cash	232	295

	1,187	6,082
Accounts receivable, net	6,315	3,382
Inventories	3,889	2,246
Income taxes receivable	—	109
Other current assets	900	908

Total current assets	12,291	12,727

Property and equipment:
Land	216	216
Building and improvements	4,108	4,030
Fixtures and equipment	16,686	13,898
Accumulated depreciation	(9,632)	(8,904)

Net property and equipment	11,378	9,240

Restricted cash	—	83
Investment in MSC	1,418	1,468
Other long-term assets	180	221

Total assets	$25,267	$23,739

Liabilities and Shareholders' Equity
Current liabilities:
Revolving line of credit	$1,975	$—
Current maturities of long-term debt	742	742
Accounts payable	3,183	1,629
Accrued employee related costs	996	1,283
Accrued liabilities	1,059	531
Income taxes payable	184	209

Total current liabilities	8,139	4,394

Long-term liabilites, less current maturities	3,311	3,415
Deferred tax liability	133	364

Shareholders' equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000,000 shares authorized; 4,717,440 and 4,695,195 shares issued and outstanding	236	235
Paid-in capital	7,997	7,905
Retained earnings	5,451	7,426

Total shareholders' equity	13,684	15,566

Total liabilities and shareholders' equity	$25,267	$23,739

   See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Mar. 4, 2000	Feb. 27, 1999	Mar. 4, 2000	Feb. 27, 1999
Net sales	$9,392	$8,301	$17,486	$15,738
Cost of sales	8,367	6,241	15,162	12,077

Gross profit	1,025	2,060	2,324	3,661

Operating expenses:
Selling, general and administrative	1,817	1,207	3,130	2,240
Research, development and engineering	445	313	878	589
Acquisition transaction costs	453	—	453	—
Severance costs	—	—	—	490

Operating income (loss)	(1,690)	540	(2,137)	342

Other income (expense), net	(82)	82	(110)	144

Income (loss) before income taxes	(1,772)	622	(2,247)	486
Income tax expense (benefit)	(116)	224	(272)	176

Net income (loss)	$(1,656)	$398	$(1,975)	$310

Net income (loss) per common share
Basic	$(0.35)	$0.08	$(0.42)	$0.07
Diluted	$(0.35)	$0.08	$(0.42)	$0.07

Weighted average common shares outstanding
Basic	4,706	4,695	4,704	4,695
Diluted	4,706	4,699	4,704	4,695

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 4, 2000	February 27, 1999
Cash flow provided by (used for) operating activities:
Net income (loss)	$(1,975)	$310
Equity in loss from MSC investment	50	—
Depreciation and amortization	1,052	774
Accounts receivable allowance	25	—
Deferred income tax expense (benefit)	(265)	2
Changes in current operating items:
Accounts receivable	(2,958)	(199)
Inventories	(1,643)	(938)
Income taxes	84	1,391
Other current assets	42	332
Accounts payable	1,554	(384)
Accrued employee related costs and accrued liabilities	241	(375)

Net cash flow provided by (used for) operating activities	(3,793)	913

Cash flow provided by (used for) investing activities:
Purchases of investments	—	(6,440)
Maturities of investments	3,744	7,109
Additions to property and equipment	(3,149)	(520)
Proceeds from sales of product lines	—	27
Decrease (increase) in restricted cash	146	(498)

Net cash flow provided by (used for) investing activities	741	(322)

Cash flow provided by financing activities:
Issuance of common stock and other	93	—
Issuance of long-term debt	—	271
Repayment of long-term debt	(104)	(63)
Borrowings on revolving line of credit	1,975	—

Net cash flow provided by financing activities	1,964	208

Net increase (decrease) in cash and cash equivalents	(1,088)	799
Cash and cash equivalents, beginning of period	2,043	483

Cash and cash equivalents, end of period	$955	$1,282

Supplemental disclosures of cash flow information:
Interest paid	$108	$82
Income taxes paid	—	—

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Financial Statement Presentation

    The unaudited interim consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1999. Interim results of operations for the three and six month periods ended March 4, 2000 may not necessarily be indicative of the results to be expected for the full year.

    In December, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal 2001. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

    During fiscal 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard beginning with the first quarter of fiscal year 2001, as required. The Company is in the process of evaluating SFAS 133 and its impact on the Company.

    The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)  Inventories

    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out cost method is used in valuing inventories. Inventories consist of the following:

	March 4, 2000	August 31, 1999
	(In thousands)
Purchased parts	$3,039	$1,201
Work in process	413	813
Finished goods	437	232

	$3,889	$2,246

(3)  Net Income (Loss) Per Weighted Average Common Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and thus have not been included in the diluted loss per share calculations.

	Three Months Ended		Six Months Ended
	March 4, 2000	Feb. 27, 1999	March 4, 2000	Feb. 27, 1999
	(In thousands)
Basic common shares	4,706	4,695	4,704	4,695
Dilutive effect of stock options	—	4	—	—

Diluted common shares	4,706	4,699	4,704	4,695

(4)  Acquisition of Cross Technology, Inc.

    On March 3, 2000 HEI acquired Cross Technology, Inc. (Cross), a manufacturer and marketer of wireless Smart Cards and other ultra-miniature radio frequency (RF) applications. Under the terms of the agreement, 600,000 shares of HEI common stock were exchanged for all of the outstanding common stock of Cross. The transaction is being accounted for as a pooling of interests and all HEI's historical financial statements have been restated to include Cross financial results. Shown below are the detailed results of operations for each company:

	Three Months Ended
	March 4, 2000			February 27, 1999
	HEI	Cross	Consolidated	HEI	Cross	Consolidated
Revenue	$7,345	$2,047	$9,392	$7,053	$1,248	$8,301
Cost of sales	6,377	1,990	8,367	5,574	667	6,241

Gross profit	968	57	1,025	1,479	581	2,060

Operating expenses	2,440	275	2,715	1,239	281	1,520
Other and taxes	46	(80)	(34)	32	110	142

Net income (loss)	$(1,518)	$(138)	$(1,656)	$208	$190	$398

	Six Months Ended
	March 4, 2000			February 27, 1999
	HEI	Cross	Consolidated	HEI	Cross	Consolidated
Revenue	$14,127	$3,359	$17,486	$13,188	$2,550	$15,738
Cost of sales	12,335	2,827	15,162	10,409	1,668	12,077

Gross profit	1,792	532	2,324	2,779	882	3,661

Operating expenses	3,918	543	4,461	2,759	560	3,319
Other and taxes	(158)	(4)	(162)	(86)	118	32

Net income (loss)	$(1,968)	$(7)	$(1,975)	$106	$204	$310

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flow used for operating activities was $3,793,000 for the six months ended March 4, 2000. This primarily included net loss of $1,975,000, non-cash depreciation and amortization of $1,052,000, a deferred income tax benefit of $265,000 and a net increase of $2,680,000 in working capital investments during the first six months of fiscal 2000. The higher working capital investment resulted from increased accounts receivable of $2,958,000, increased inventories of $1,643,000 partially offset by higher accounts payable of $1,554,000 and higher accrued employee related costs and accrued liabilities of $241,000.

    The inventory increase is primarily due to increased purchased parts in conjunction with meeting customer delivery requirements.

    Accounts receivable average days outstanding were 51 days as of March 4, 2000 compared to 43 days as of February 27, 1999 primarily due to timing of customer remittances. Annualized inventory turns were 8.5 for the second quarter of fiscal 2000 compared to 9.7 turns for the same period a year ago as a result of a build up of long lead time components required for future revenue.

    In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500,000 was used for the construction of the addition to the Company's manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. In April 1999 and 1998, the Company repaid $700,000 and $650,000 of the construction and equipment bonds and in April 2000, another $700,000 is expected to be repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at March 4, 2000 and August 31, 1999 was 4.20% and 3.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. Due to the recognition of a loss in the second quarter, the Company was in default of certain of these covenants but these defaults were waived.

    With the acquisition of Cross Technology, Inc. (Cross), the Company assumed Cross' remaining $219,000 debt. This debt, used for the purchase of equipment, requires monthly payments until May, 2004 of approximately $5,000 for principal and interest and carries an interest rate of 8.19%.

    Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement and is held in a separate account and will be released to the Company's regular accounts over the next year as the obligation is paid.

    The Company has a $5,000,000 revolving line of credit which expires in April 2000. At March 4, 2000, the Company had borrowed $1,975,000 under this revolving line of credit. This borrowing is collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. Due to the recognition of a loss in the second quarter, the Company was in default of certain of these covenants but these defaults were waived. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or 2% above the lender's LIBOR rate. The Company intends to replace this with another revolving line of credit of at least an equal amount.

    Capital equipment expenditures for the six months ended March 4, 2000 were $3,149,000, primarily for production equipment for the Company's new facilities in Tempe, Arizona and Mexico as well as investments in a new Enterprise Resource Planning (ERP) applications software system.

    During fiscal 2000, the Company intends to expend approximately $5.4 million for manufacturing and facility improvements and capital equipment as well as the enterprise resource planning application software system to support its internal operations. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities in Mexico and Tempe, Arizona. It is expected that these expenditures will be funded primarily from operations and external financing.

REVIEW OF OPERATIONS

Net Sales

    Fiscal 2000 vs. 1999:  HEI, Inc.'s net sales for the three and six month periods ended March 4, 2000 increased 13% and 11%, respectively, compared to the same periods a year ago, reflecting an increase in sales in the hearing aid market and from Mexico and Cross operations.

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

Gross Profit

    Fiscal 2000 vs. 1999:  For the three month and six month periods ended March 4, 2000, gross profit decreased $1,035,000 and $1,337,000, respectively, from the same periods last year. The gross profit margin for the three and six months ended March 4, 2000 decreased to 11% and 13%, respectively, as compared to 25% and 23% for the comparable periods last year. This decrease primarily reflects lower margin sales for the Company's Mexico division and Cross operations, start-up costs for the Tempe, Arizona high density interconnect facility and significantly higher material costs on portions of the sales during the start-up of new programs. These situations that resulted in lower gross margins are expected to improve in the third quarter.

Operating Expenses

    Fiscal 2000 vs. 1999:  Operating expenses for the three and six month periods ended March 4, 2000 increased from last year's comparable periods. The increase in selling, general and administrative expenses of $610,000 and $890,000 for the three and six month periods, respectively, was due to increased selling costs to develop new business and support new operations, costs associated with implementing a new ERP system and expensing incurred ramp up costs related to the high density interconnect division in Tempe, Arizona. The increases in research, development and engineering expenses of $132,000 and $289,000 for the three and six month periods, respectively, were primarily due to increased development costs to support future business opportunities. In addition, during the second quarter the Company expensed $453,000 of costs related to the acquisition of Cross. Operating expenses in total were 29% and 26% of net sales for the three and six month periods, respectively, compared to 18% and 21% for the same periods last year.

Income Taxes

    Fiscal 2000 vs. 1999:  The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 2000 is approximately 12% compared to the full year fiscal 1999 effective rate of 34%. The decrease in the effective rate is due to lower expected net income for the year ended August 31, 2000. The Company recorded an income tax benefit of $116,000 and $272,000 for the three and six month periods ended March 4, 2000, respectively, compared to income tax expense of $224,000 and $176,000 for the same periods a year ago. Management believes it is more likely than not that the Company will realize the aggregate deferred tax asset of $611,000 at March 4, 2000. Changes in future operations of the Company could adversely effect the realization of the Company's deferred tax asset.

Net Income

    Fiscal 2000 vs. 1999:  The Company had net loss of $1,656,000 and $1,975,000 for the three and six month periods ended March 4, 2000, respectively, compared to net income of $398,000 and $310,000 for the same periods a year ago. The net loss was principally the result of lower gross profit and higher expenses associated with the ramp up of the Mexico and Tempe, Arizona facilities and the Cross acquisition costs.

Forward-Looking Statements

    Information in this document which is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on the Company's current assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers, the availability and cost of materials from HEI's suppliers, adverse competitive developments, change in or cancellation of customer requirements, the ability to generate income to utilize existing deferred tax assets and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. HEI undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

PART II—OTHER INFORMATION

Item 2.  Changes in Securities

  c)
  See Note 4 to the Financial Statements included herein for information responsive to Item 2(c), which Note 4 is incorporated by reference herein. The HEI Common Stock was issued to the three shareholders of Cross Technology, Inc., all of whom were accredited investors, pursuant to Rule 506 of Regulation D.

Item 4.  Submission of Matters to a Vote of Security Holders

  a)
  The Company held its Annual Meeting of Shareholders on January 20, 2000.

  b)
  The following matters were considered:

  1.
  Election of five Directors, each to serve a one-year term. The vote was as follows for each of the nominees.
Name	Affirmative	Authority Withheld
Edwin W. Finch, III	3,604,354	190,295
Steve E. Tondera, Jr.	3,603,174	191,475
David W. Ortlieb	3,602,774	191,875
Mack V. Traynor	3,602,374	192,275
Anthony J. Fant	3,596,554	198,095

  2.
  Increase in shares authorized for 1998 Stock Option Plan. Voting on the increase in shares authorized for 1998 Stock Option Plan was as follows: 3,509,792 shares in favor, 266,614 opposed, 18,243 abstentions, and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

    Exhibit 27-Financial Data Schedule

  b)
  Reports on Form 8-K

    The Company filed a Form 8-K on March 21, 2000 in connection with its acquisition of Cross Technology, Inc.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC. (Registrant)
Date: 04/18/00	/s/ JERALD H. MORTENSON Jerald H. Mortenson Vice President of Finance and Administration, Chief Financial Officer and Treasurer (a duly authorized officer)

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES