Form 10QSB
period 2000-06-03
HEI INC
filed 2000-07-17
CIK 351298

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 3, 2000.
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to                .

Commission File Number 0-10078

HEI, Inc.
(Exact name of Small Business Issuer in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

Issuer's telephone number, including area code: (952) 443-2500

None
Former name, former address and former fiscal year, if changed since last report.

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 14, 2000, 4,752,496 shares of common stock, par value $.05.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/

    This Form 10-QSB consists of 13 pages.

HEI, Inc.

Table of Contents

Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Part II—Other Information
Item 2.	Changes in Securities	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

HEI, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 3, 2000	August 31, 1999
Assets
Current assets:
Cash and cash equivalents	$534	$2,043
Short-term investments	—	3,744
Restricted cash	163	295

	697	6,082
Accounts receivable, net	6,377	3,382
Inventories	4,663	2,246
Income taxes receivable	—	109
Other current assets	885	908

Total current assets	12,622	12,727

Property and equipment:
Land	216	216
Building and improvements	4,185	4,030
Fixtures and equipment	16,994	13,898
Accumulated depreciation	(10,270)	(8,904)

Net property and equipment	11,125	9,240

Restricted cash	—	83
Investment in MSC	1,389	1,468
Other long-term assets	396	221

Total assets	$25,532	$23,739

Liabilities and Shareholders' Equity
Current liabilities:
Revolving line of credit	$3,000	$—
Current maturities of long-term debt	742	742
Accounts payable	3,162	1,629
Accrued employee related costs	822	1,283
Accrued liabilities	565	531
Income taxes payable	218	209

Total current liabilities	8,509	4,394

Long-term liabilities, less current maturities	2,605	3,415
Deferred tax liability	133	364

Shareholders' equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000,000 shares authorized; 4,748,696 and 4,701,965 shares issued and outstanding	237	235
Paid-in capital	8,236	7,905
Retained earnings	5,812	7,426

Total shareholders' equity	14,285	15,566

Total liabilities and shareholders' equity	$25,532	$23,739

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Jun. 3, 2000	May 29, 1999	Jun. 3, 2000	May 29, 1999
Net sales	$11,589	$6,329	$29,075	$22,067
Cost of sales	9,203	4,937	24,365	17,014

Gross profit	2,386	1,392	4,710	5,053

Operating expenses:
Selling, general and administrative	1,639	1,054	4,769	3,294
Research, development and engineering	405	346	1,283	935
Acquisition transaction costs	—	—	453	—
Severance costs	—	—	—	490

Operating income (loss)	342	(8)	(1,795)	334

Other income (expense), net	(94)	223	(204)	367

Income (loss) before income taxes	248	215	(1,999)	701
Income tax expense (benefit)	(113)	84	(385)	260

Net income (loss)	$361	$131	$(1,614)	$441

Net income (loss) per common share
Basic	$0.08	$0.03	$(0.34)	$0.09
Diluted	$0.07	$0.03	$(0.34)	$0.09

Weighted average common shares outstanding
Basic	4,741	4,700	4,716	4,697
Diluted	5,200	4,700	4,716	4,697

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	June 3, 2000	May 29, 1999
Cash flow provided by (used for) operating activities:
Net income (loss)	$(1,614)	$441
Change in equity resulting from MSC investment	79	—
Depreciation and amortization	1,705	1,146
Accounts receivable allowance	25	(50)
Deferred income tax expense (benefit)	(467)	15
Other	3	4
Changes in current operating items:
Accounts receivable	(3,020)	614
Inventories	(2,417)	(763)
Income taxes	118	1,380
Other current assets	57	129
Accounts payable	1,533	(1,325)
Accrued employee related costs and accrued liabilities	(427)	(294)

Net cash flow provided by (used for) operating activities	(4,425)	1,297

Cash flow provided by investing activities:
Purchases of investments	—	(7,919)
Maturities of investments	3,744	11,532
Additions to property and equipment	(3,533)	(2,090)
Proceeds from sales of product lines	—	41
Decrease (increase) in restricted cash	215	(441)

Net cash flow provided by investing activities	426	1,123

Cash flow provided by (used for) financing activities:
Issuance of common stock and other	333	37
Issuance of long-term debt	—	521
Repayment of long-term debt	(810)	(825)
Increase in deferred financing fees	(33)	(41)
Borrowings on revolving line of credit	3,000	—

Net cash flow provided by (used for) financing activities	2,490	(308)

Net increase (decrease) in cash and cash equivalents	(1,509)	2,112
Cash and cash equivalents, beginning of period	2,043	483

Cash and cash equivalents, end of period	$534	$2,595

Supplemental disclosures of cash flow information:
Interest paid	$180	$120
Income taxes paid	55	50

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Financial Statement Presentation

    The unaudited interim consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 1999. Interim results of operations for the three and nine month periods ended June 3, 2000 may not necessarily be indicative of the results to be expected for the full year.

    In December, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

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

(2) Inventories

    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)	June 3, 2000	August 31, 1999
Purchased parts	$3,551	$1,201
Work in process	865	813
Finished goods	247	232

	$4,663	$2,246

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

	Three Months Ended		Nine Months Ended
(In thousands)	June 3, 2000	May 29, 1999	June 3, 2000	May 29, 1999
Basic common shares	4,741	4,700	4,716	4,697
Dilutive effect of stock options	459	—	—	—

Diluted common shares	5,200	4,700	4,716	4,697

(4) Acquisition of Cross Technology, Inc.

    On March 3, 2000 HEI acquired Cross Technology, Inc. (Cross), a manufacturer and marketer of wireless Smart Cards and other ultra-miniature radio frequency (RF) applications. Under the terms of the agreement, 600,000 shares of HEI common stock were exchanged for all of the outstanding common stock of Cross. The transaction has been accounted for as a pooling of interests and all HEI's historical financial statements have been restated to include Cross financial results. Shown below are the detailed results of operations for each company:

	Three Months Ended
	June 3, 2000			May 29, 1999
	HEI	Cross	Consolidated	HEI	Cross	Consolidated
Revenue	$9,084	$2,505	$11,589	$5,032	$1,297	$6,329
Cost of sales	7,427	1,776	9,203	4,393	544	4,937

Gross profit	1,657	729	2,386	639	753	1,392

Operating expenses	1,781	263	2,044	1,133	267	1,400
Other and taxes	(112)	93	(19)	(318)	179	(139)

Net income (loss)	$(12)	$373	$361	$(176)	$307	$131

	Nine Months Ended
	June 3, 2000			May 29, 1999
	HEI	Cross	Consolidated	HEI	Cross	Consolidated
Revenue	$23,211	$5,864	$29,075	$18,220	$3,847	$22,067
Cost of sales	19,762	4,603	24,365	14,802	2,212	17,014

Gross profit	3,449	1,261	4,710	3,418	1,635	5,053

Operating expenses	5,699	806	6,505	3,892	827	4,719
Other and taxes	(270)	89	(181)	(404)	297	(107)

Net income (loss)	$(1,980)	$366	$(1,614)	$(70)	$511	$441

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flow used for operating activities was $4,425,000 for the nine months ended June 3, 2000. This primarily included net loss of $1,614,000, non-cash depreciation and amortization of $1,705,000, a deferred income tax benefit of $467,000 and a net increase of $4,156,000 in working capital investments during the first nine months of fiscal 2000. The higher working capital investment resulted from increased accounts receivable of $3,020,000, increased inventories of $2,417,000, higher accrued employee related costs and accrued liabilities of $427,000 partially offset by higher accounts payable of $1,533,000.

    Accounts receivable average days outstanding were 50 days as of June 3, 2000 compared to 44 days as of May 29, 1999 primarily due to timing of customer remittances.

    The inventory increase is primarily due to increased purchased parts in conjunction with future delivery requirements from our customers. Annualized inventory turns were 8.0 for the third quarter of fiscal 2000 compared to 6.1 turns for the same period a year ago as a result a higher level of activity.

    In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500,000 was used for the construction of the addition to the Company's manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. During each third quarter of fiscal years 2000 and 1999, the Company repaid $700,000 of the construction and equipment bonds and in April 2001, another $700,000 is expected to be repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at June 3, 2000 and August 31, 1999 was 4.60% and 3.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. The letter of credit reimbursement agreement contains certain restrictive covenants including limitations on other borrowings and maintenance of specified financial levels and ratios for net income, tangible net worth, debt to tangible net worth, cash flow and indebtedness. The Company was not in compliance with certain debt covenants relating to capital expenditures and, due to the retirement of our Chief Financial Officer, the continuity of key management, but these defaults have been waived.

    With the acquisition of Cross Technology, Inc. (Cross), the Company assumed Cross' remaining $219,000 debt. This debt, used for the purchase of equipment, requires monthly payments until May 2004 of approximately $5,000 for principal and interest and carries an interest rate of 8.19%.

    Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement and is held in a separate account and will be released to the Company's regular accounts over the next year as the obligation is paid.

    The Company has a $5,000,000 revolving line of credit which expires in July 2000. At June 3, 2000, the Company had borrowed $3,000,000 under this revolving line of credit. This borrowing is collateralized by the Company's accounts receivable. The agreement requires compliance with certain financial covenants and restricts obtaining other borrowings. The Company was not in compliance with certain debt covenants relating to capital expenditures and, due to the retirement of our Chief Financial Officer, the continuity of key management, but these defaults have been waived. Interest on the revolving line of credit is based, at the Company's option, on the lender's prime rate of interest or

2% above the lender's LIBOR rate. The Company intends to replace this with another revolving line of credit of at least an equal amount.

    Capital equipment expenditures for the nine months ended June 3, 2000 were $3,533,000, primarily for production equipment for the Company's new facilities in Tempe, Arizona and Mexico as well as investments in a new Enterprise Resource Planning (ERP) applications software system.

    During fiscal 2000, the Company intends to expend approximately $4.5 million for manufacturing and facility improvements and capital equipment as well as the ERP application software system to support its internal operations. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities in Mexico and Tempe, Arizona. It is expected that these expenditures will be funded primarily from operations and external financing.

REVIEW OF OPERATIONS

Net Sales

    Fiscal 2000 vs. 1999:  HEI, Inc.'s net sales for the three and nine month periods ended June 3, 2000 increased 83% and 32%, respectively, compared to the same periods a year ago, reflecting an increase in sales in the hearing aid market and from Mexico and Cross operations.

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

Gross Profit

    Fiscal 2000 vs. 1999:  For the three month and nine month periods ended June 3, 2000, gross profit increased $994,000 and decreased $343,000, respectively, from the same periods last year. The gross profit margin rates for the three and nine months ended June 3, 2000 decreased to 21% and to 16%, respectively, as compared to 22% and 23% for the comparable periods last year. This decrease primarily reflects lower margin sales for the Company's Mexico division and Cross operations, start-up costs for the Tempe, Arizona high density interconnect facility and significantly higher material costs on portions of the sales during the start-up of new programs. These situations that resulted in lower gross margins improved throughout the third quarter and are expected to improve further in the fourth quarter.

Operating Expenses

    Fiscal 2000 vs. 1999:  Operating expenses for the three and nine month periods ended June 3, 2000 increased from last year's comparable periods. The increase in selling, general and administrative expenses of $585,000 and $1,475,000 for the three and nine month periods, respectively, was due to increased selling costs to develop new business and support new operations, costs associated with implementing a new ERP system and start up costs related to the high density interconnect division in Tempe, Arizona. The increases in research, development and engineering expenses of $59,000 and $348,000 for the three and nine month periods, respectively, were primarily due to increased development costs to support future business opportunities. In addition, during the second quarter the Company expensed $453,000 of costs related to the acquisition of Cross. Operating expenses in total were 18% and 22% of net sales for the three and nine month periods, respectively, compared to 22% and 21% for the same periods last year.

Income Taxes

    Fiscal 2000 vs. 1999:  The Company records income tax expense for interim periods based on the expected effective rate for the full year. The estimated effective income tax rate for fiscal 2000 changed to 19% from the prior estimate of approximately 12% that was expected in the second quarter of this fiscal year. This resulted in the recognition of an income tax benefit in a profitable third quarter. This is compared to the full year fiscal 1999 effective rate of 34%. The overall decrease from last year in the effective rate is due to lower expected net income for the year ended August 31, 2000. The Company recorded an income tax benefit of $113,000 and $385,000 for the three and nine month periods ended June 3, 2000, respectively, compared to income tax expense of $84,000 and $260,000 for the same periods a year ago. Management believes it is more likely than not that the Company will realize the aggregate deferred tax asset of $909,000 at June 3, 2000. Unanticipated negative changes in future operations of the Company could, however, adversely effect the realization of the Company's deferred tax asset.

Net Income

    Fiscal 2000 vs. 1999:  The Company had net income of $361,000 and net loss of $1,614,000 for the three and nine month periods ended June 3, 2000, respectively, compared to net income of $131,000 and $441,000 for the same periods a year ago. The increased net income for the current quarter was principally the result of higher revenues and gross profit and the recognition of an income tax benefit. The current year net loss was principally the result of lower gross profit and higher expenses associated with the ramp up of the Mexico and Tempe, Arizona facilities, ERP implementation costs and the Cross acquisition costs.

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

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

    Exhibit 27—Financial Data Schedule

  b)
  Reports on Form 8-K

    The Company filed a Form 8-K on March 21, 2000 in connection with its acquisition of Cross Technology, Inc.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC. (Registrant)
Date:	07/17/00	/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr. Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES