Form 10KSB
period 2000-08-31
HEI INC
filed 2000-11-29
CIK 351298

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended August 31, 2000.
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

COMMON STOCK, PAR VALUE $.05 PER SHARE
(Title of Class)

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / /

    HEI, Inc. revenues for the fiscal year ended August 31, 2000 were $42,799,000.

    The aggregate market value as of November 16, 2000 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $67,000,000.

    As of November 16, 2000, 4,782,196 Common Shares, par value $.05 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held January 24, 2001 are incorporated by reference into Part III.

Forward-Looking Statements

    This Annual Report includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding technology, markets, growth and earnings expectations based on the Company's current assumptions, which involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers; the availability and cost of materials from HEI's suppliers; adverse competitive developments; change in or cancellation of customer requirements; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements; HEI undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

    HEI, Inc. is referred to herein as the Company, unless the context indicates otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

  (a)
  Business Development

    HEI, Inc., a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969. During fiscal year 1999, the Company formed a subsidiary, HEI Export, Inc., as a foreign sales corporation. During fiscal year 2000, the Company acquired Cross Technology, Inc. (Cross), now a wholly-owned subsidiary of HEI. Under the terms of the acquisition, 600,000 shares of HEI common stock were exchanged for all of the outstanding stock of Cross. The transaction has been accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated to include the combined results.

  (b)
  Business of the Company

    Principal Products and Services—HEI, Inc.'s microelectronics division is a designer and manufacturer of ultraminiature microelectronic devices and high technology products incorporating these devices. HEI's custom-built microelectronics are employed in the hearing, medical, telecommunications and industrial markets. The Company's subsidiary, Cross, makes wireless smart cards and other ultra-miniature radio frequency (RF) applications. The Company's Mexico division offers full contract manufacturing services using state of the art equipment and assembly processes. Additionally, the Company's high density interconnect division manufactures and designs high density, high quality flex circuits and high-performance laminate-based substrates.

    On November 2, 2000 HEI, Inc. announced the completion of qualification testing for a new line of products to be known as HFC Series. The HFC Series are high frequency chip carriers designed for applications in high speed fiber optic and wireless communications. The new package provides superior performance up to 47GHz. HEI has filed for patent protection on this HFC Series technology as well as the method for high speed electrical testing of completed packages.

    On August 24, 2000 HEI, Inc. announced the receipt of a production order for performing alignment of fiber optic devices. HEI's fiber optic alignment process has been qualified by the customer, and HEI has shipped product from two of its divisions; however, the ramp up to production volume has been delayed due to a shortage in customer supplied materials.

    Distribution Methods—HEI sells through its Company-employed sales force based at its facilities in Minnesota and Arizona. The Company also sells through independent sales representatives.

    Sources and Availability of Raw Materials—There are many sources of raw material supplies available nationally and internationally for Company operations. The manufacture of Company products involves assembly of components purchased from a wide variety of vendors.

    Dependence on Single or Few Customers—Following is the approximate percentage of the Company's sales to major customers which accounted for more than 10% of total sales in fiscal years 2000, 1999, and 1998.

Customer	2000	1999	1998
Customer A	42%	52%	50%
Customer B	15%	—	—
Customer C	11%	—	—
Customer D	—	13%	12%

    Competition—In each of its product lines, the Company has significant competition, including users who may produce their own alternative devices. The Company obtains new business by identifying customer needs and engineering its products to meet those needs. It competes on the basis of engineering expertise, quality, service and price to obtain new and repeat orders.

    Research and Development—The estimated amount spent on Company-sponsored research and development activities was approximately $1,764,000, $1,343,000 and $852,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

    Employees—On August 31, 2000, the Company employed approximately 222 persons of whom one was part-time.

Item 2. DESCRIPTION OF PROPERTY

    The Company owns a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, which was originally completed in August 1981. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The Company mortgaged the property to secure the credit facility with LaSalle Business Credit, Inc. In early January, 1999, the Company began leasing a 30,000 square foot facility and a 3,000 square foot facility in Empalme, Mexico and Tucson, Arizona, respectively, for its contract assembly business. In July, 1999, the Company began leasing a 14,000 square foot facility in Tempe, Arizona for its high density interconnect business. In July, 2000, the Company began leasing a 10,000 square foot facility in Chanhassen, Minnesota, for part of its laminate business. The Empalme, Mexico and Tucson, Arizona facilities are leased until January, 2004 and the Tempe, Arizona and Chanhassen, Minnesota facilities are leased until August, 2005.

Item 3. LEGAL PROCEEDINGS

    As of November 16, 2000 there are no material legal proceedings pending against the Company or its properties. From time to time the Company may become involved in routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is currently traded on The Nasdaq National Market under the symbol HEII. Below are the high and low closing bid prices for each quarter of fiscal year 2000 and 1999, as reported by Nasdaq.

2000	High	Low
First Quarter	$6-7/8	$5-1/4
Second Quarter	16-5/8	6-7/16
Third Quarter	16-1/8	9-1/16
Fourth Quarter	23-1/4	11
1999	High	Low
First Quarter	$5-5/8	$4-3/8
Second Quarter	6-1/4	5
Third Quarter	7-1/2	4-3/8
Fourth Quarter	6-15/16	4-7/16

    As of August 31, 2000, the Company had 336 shareholders of record. The Company has not paid any dividends on its common stock since its initial public offering on March 24, 1981 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's board of directors and will depend upon, among other things, the earnings, capital requirements and operating and financial condition of the Company. In addition, the terms of the Company's agreement with LaSalle Business Credit, Inc. contain restrictions on the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

HEI, Inc.

Five Year Summary of Selected Financial Information

(In thousands, except per share amounts)

Years Ended August 31	2000	1999	1998	1997	1996
Net sales	$42,799	$29,089	$24,766	$34,193	$23,170
Cost of sales	35,544	22,378	19,104	26,320	16,295

Gross profit	7,255	6,711	5,662	7,873	6,875

Operating expenses:
Selling, general and administrative	6,338	4,623	3,498	3,495	3,273
Research, development and engineering	1,764	1,343	852	843	849
Acquisition transaction costs	453	—	—	—	—
Severance costs	—	490	—	—	—
Proxy/change of control costs	—	—	5,664	—	—
Gain on sale of product line, net	—	—	—	(215)	(45)

Operating income (loss)	(1,300)	255	(4,352)	3,750	2,798
Income (loss) before income taxes	(1,527)	635	(3,772)	4,197	3,054

Income tax expense (benefit)	(372)	242	(1,354)	1,497	764

Net income (loss)	$(1,155)	$393	$(2,418)	$2,700	$2,290

Net income (loss) per basic share	$(.24)	$.08	$(.52)	$.57	$.50
Net income (loss) per diluted share	$(.24)	$.08	$(.52)	$.55	$.49

Weighted average common shares Outstanding:
Basic	4,726	4,698	4,685	4,735	4,542
Diluted	4,726	4,701	4,685	4,879	4,698

Balance sheet:
Working capital	$5,902	$8,333	$12,175	$15,540	$10,556
Total assets	28,936	23,739	23,878	26,264	24,018
Long-term debt, less current maturities	3,894	3,415	3,835	4,787	5,521
Shareholders' equity	15,116	15,566	15,135	17,580	14,541

FINANCIAL CONDITION

    The Company's net cash flow used for operating activities for the year ended August 31, 2000, was $5,521,000. A significant component of this operating net cash flow was $1,110,000 from operations before changes in current operating items mainly associated with the start up of the Mexico and high density interconnect divisions and non-capitalized costs associated with the implementation of a new enterprise resource planning system. Additional components include a $5,275,000 increase in accounts receivable, and a $3,623,000 increase in inventories partially offset by a $2,697,000 increase in accounts payable. The increase in accounts receivable and inventories is attributable primarily to the actual and expected increases in revenue. The increase in accounts payable is mainly due to higher levels of inventory and expenses and timing of payments.

    Accounts receivable average days outstanding was 49 days for the year ended August 31, 2000 compared to 36 days for the same period a year ago. Inventory turns were 7.4 turns and 8.7 turns for the years ended August 31, 2000 and 1999, respectively. The increased days outstanding and reduced inventory turns were primarily due to the start up of operations in Mexico.

    Costs and equipment purchases for microelectronics and the high density interconnect business expansion were, in part, funded through the Company's short-term investments, primarily commercial paper, of $3,744,000 from a year ago. The current ratio at the end of fiscal 2000 was 1.6:1 as compared to 2.9:1 at the end of fiscal 1999. The reduced current ratio is principally due to decreased cash and cash equivalents and short-term investments resulting from investments in the newly established Mexico and High Density Interconnect divisions, increased revolving line of credit and increased accounts payable, partially offset by increased accounts receivable and inventories.

    The Company has available a $5,000,000 revolving line of credit and a $5,000,000 capital expenditure term loan which both expire in August 2003 (see Notes 5 and 6 under Notes to Consolidated Financial Statements). As of August 31, 2000, there were $2,943,000 and $1,665,000 of borrowings under the line of credit and capital expenditure term loan, respectively.

    During fiscal 2000, the Company purchased $4,329,000 of property and equipment primarily for production equipment for the Company's new facilities in Tempe, Arizona, Enpalme, Mexico and Chanhassen, Minnesota. The Company also purchased and implemented a new Enterprise Resource Planning (ERP) applications software system in fiscal 2000.

    During fiscal 2001, the Company intends to expend approximately $3.0 million for manufacturing and facility improvements and capital equipment. These additions will increase manufacturing capacity to meet the anticipated production requirements. It is expected that these expenditures will be funded from operations and external financing.

    The Company believes that its current lending capacity and cash generated from operations will provide sufficient cash flow for the Company to meet its short and long-term debt obligations.

RESULTS OF OPERATIONS

    Sales. 2000 vs. 1999:  Sales in fiscal 2000 increased $13,710,000, or 47%, as compared to fiscal 1999. This increase was primarily in the hearing aid market for microelectronics. Each division (Microelectronics, Cross Technology, Mexico and High Density Interconnect) contributed to the growth in sales. The largest customer accounted for 42% of sales in 2000. The reason for the decrease in the percentage of sales to the Company's largest customer is primarily due to the diversification of the Company's customer base as well as the start up of operations in Mexico.

    1999 vs. 1998:  Sales in fiscal 1999 increased $4,323,000, or 17%, as compared to fiscal 1998. This increase was primarily in the hearing aid and communications markets. The largest customer accounted for 52% of sales in 1999, with sales to this customer up 21% over the prior fiscal year. The business with this customer has grown steadily over the last five years, and currently the Company is producing over 20 different devices for this customer for shipment to multiple locations, both domestic and international.

PERCENTAGE OF SALES

	2000	1999	1998
Sales	100%	100%	100%
Gross profit	17%	23%	23%
Selling, general and Administrative	15%	16%	14%
Research, development and engineering	4%	5%	3%
Acquisition transaction costs	1%	—	—
Severance costs	—	2%	—
Proxy/change of control costs	—	—	23%

    Gross Profit. 2000 vs. 1999:  The Company's gross profit as a percentage of sales was 17% in fiscal 2000, as compared to 23% in fiscal 1999. The reduction in gross profit as a percentage of sales was primarily due to lower margin sales for the Company's Mexico division and Cross operations and start-up costs for the high density interconnect facility. The lower margins for the Company's Mexico division are primarily a result of higher material content on revenue and lower than anticipated sales volumes. The Company expects its gross profit as a percentage of sales will improve in fiscal 2001.

    1999 vs. 1998:  The Company's gross profit as a percentage of sales was 23% in fiscal 1999 and fiscal 1998.

    Operating Expenses. 2000 vs. 1999:  Fiscal 2000 selling, general and administrative and research, development and engineering expenses increased $2,136,000, or 36%, over the previous year. This increase was due to increased selling costs to develop new business and support new operations, non-capitalizable costs associated with implementing a new enterprise resource planning (ERP) system and start-up costs related to the high density interconnect division (which are expensed as incurred) and increased development costs to support future business opportunities. In addition to these costs, the Company incurred $453,000 of acquisition transaction costs related to the acquisition of Cross in March, 2000.

    1999 vs. 1998:  Fiscal 1999 selling, general and administrative and research, development and engineering expenses increased $1,616,000 or 37% over the previous fiscal year. This increase was due to higher legal expense, increased selling expenses, start up costs related to Mexico and high density interconnect operations (which are expensed as incurred) and increased development costs to support future business opportunities. In addition, during the first quarter of fiscal year 1999 the Company incurred $490,000 of costs related to the severance agreement between the Company and Eugene W. Courtney, former Chief Executive Officer. These costs are being paid over a two year period.

    Other Income (Expense), Net. 2000 vs. 1999:  Other income decreased $607,000 to a net expense of $227,000 in fiscal 2000 as compared to fiscal 1999 primarily due to lower investment balances and increased short and long-term debt resulting in higher interest costs.

    1999 vs. 1998:  Other income decreased $200,000, or 34%, in fiscal 1999 as compared to fiscal 1998 primarily due to lower investment balances and less cash received from previously reserved notes receivable.

    Net Income (Loss). 2000 vs. 1999:  The Company had a net loss of $1,155,000 in fiscal 2000 compared to net income of $393,000 in fiscal 1999. The loss in fiscal 2000 was a result of lower gross profit and higher expenses associated with the ramp up of the Mexico and high density interconnect facilities, ERP implementation costs, the Cross acquisition costs and higher debt.

    1999 vs. 1998:  The Company had a net income of $393,000 in fiscal 1999 compared to a net loss of $2,418,000 in fiscal 1998. The increase in fiscal 1999 was primarily a result of increased revenues partially offset by a one-time severance cost of $490,000 and increased costs and expenses associated with new business initiatives, including the start up of the Company's new manufacturing facility in Mexico.

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

    The forward-looking statements included herein are based on current assumptions that the Company will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will continue to identify and satisfy customer needs for products and services, that the Company will be able to retain and hire key personnel, that its equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. The Company operates in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

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

    Dependence on Single Industry:  During the past several years, the Company has had significant dependence on a single market. In fiscal 2000, 60% of the Company's revenues came from sales to hearing instrument manufacturers. In addition, the Company has made significant sales in the medical products industry. Each of these industries is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand, and significant pressure on vendors to reduce or minimize cost. Although the Company is attempting to reduce its dependence on any single industry, the Company does not expect this historic dependence to change dramatically or quickly. Accordingly, the Company will likely be affected by trends in the industries it serves.

    Customer Concentration:  The Company's customer base is highly concentrated. In fiscal 2000, 1999 and 1998, the Company's two largest customers accounted for 57%, 65% and 62%, respectively, of net sales. Although the Company is reducing this concentration, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results. The Company is working for diversification such that no one market would account for 40% or more in revenue, no one customer at 25% or greater revenue and no one program at 10% or greater during fiscal year 2001.

    Competition:  The Company operates in a highly competitive industry and competes against several domestic and foreign providers of similar microelectronics design and/or manufacturing services. The Company also faces competition from the internal operations of its current and potential OEM customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, enjoy a comparative advantage over the Company with respect to high-volume production. However, the Company believes it can now also offer similar advantages through its new operation in Mexico. The Company expects to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services. A number of the Company's competitors may have substantially greater manufacturing, financial, technical, marketing, and other resources than does the Company, and may offer a broader scope and presence of operations on a worldwide basis.

    Significant competitive factors in the microelectronics market include price, quality, design capabilities, responsiveness, testing capabilities, the ability to manufacture in very high volumes and proximity to the customers final assembly facilities. While the Company has competed favorably in the past with respect to these factors, this is a particularly fast changing market, and there can be no assurance that the Company will continue to do so in the future. The trends toward increasingly shorter product cycles and to off-shore production are expected to result in more intense competition as each new customer program is generally open to bidding by the Company's competitors, increasingly including those with off-shore facilities and capabilities. Further, the Company is often one of two or more suppliers on any particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive in any of its markets, the Company must continually provide timely and technologically advanced design capabilities and manufacturing services, ensure the quality of its products, and compete favorably with respect to turnaround and price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its markets served, the Company's business and operating results would be adversely affected.

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

    Variability of Customer Requirements and Customer Financing:  The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies, and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than several weeks in advance of requirements. The Company's inability to forecast the level of customers' orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demands of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on the Company's resources. There can be no assurance that the Company will not experience similar fluctuations in customer demand in the future. In addition, the Company may carry significant accounts receivable in connection with providing manufacturing services to its customers. Although the Company has not encountered significant problems in collecting on such accounts receivable, if one or more of the Company's principal customers were to become insolvent, or otherwise fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS

HEI, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	August 31, 2000	August 31, 1999
Assets
Current assets:
Cash and cash equivalents	$484	$2,043
Short-term investments	—	3,744
Restricted cash	86	295

	570	6,082
Accounts receivable, net	8,582	3,382
Inventories	5,869	2,246
Income taxes receivable	—	109
Other current assets	807	908

Total current assets	15,828	12,727

Property and equipment:
Land	216	216
Building and improvements	4,170	4,030
Fixtures and equipment	17,265	13,898
Accumulated depreciation	(10,457)	(8,904)

Net property and equipment	11,194	9,240

Restricted cash	—	83
Investment in MSC	1,358	1,468
Other long-term assets	556	221

Total assets	$28,936	$23,739

Liabilities and Shareholders' Equity
Current liabilities:
Revolving line of credit	$2,943	$—
Current maturities of long-term debt	1,107	742
Accounts payable	4,326	1,629
Accrued employee related costs	947	1,283
Accrued liabilities	603	740

Total current liabilities	9,926	4,394

Long-term liabilites, less current maturities	3,894	3,415
Deferred tax liability	—	364

Shareholders' equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000,000 shares authorized; 4,776,696 and 4,701,965 shares issued and outstanding	239	235
Paid-in capital	8,606	7,905
Retained earnings	6,271	7,426

Total shareholders' equity	15,116	15,566

Total liabilities and shareholders' equity	$28,936	$23,739

The accompanying notes are an integral part of the consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Years Ended August 31	2000	1999	1998
Net sales	$42,799	$29,089	$24,766
Cost of sales	35,544	22,378	19,104

Gross profit	7,255	6,711	5,662

Operating expenses:
Selling, general and administrative	6,338	4,623	3,498
Research, development and engineering	1,764	1,343	852
Acquisition transaction costs	453	—	—
Severance costs	—	490	—
Proxy/change of control costs	—	—	5,664

Operating income (loss)	(1,300)	255	(4,352)

Other income (expense), net	(227)	380	580

Income (loss) before income taxes	(1,527)	635	(3,772)
Income tax expense (benefit)	(372)	242	(1,354)

Net income (loss)	$(1,155)	$393	$(2,418)

Net income (loss) per common share
Basic	$(0.24)	$0.08	$(0.52)
Diluted	$(0.24)	$0.08	$(0.52)

Weighted average common shares outstanding
Basic	4,726	4,698	4,685
Diluted	4,726	4,701	4,685

The accompanying notes are an integral part of the consolidated financial statements.

HEI, Inc.

Statements of Changes in

Consolidated Shareholders' Equity

(Dollars in thousands)

	Common Stock Shares Outstanding	Common Stock Amount Outstanding	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance, August 31, 1997, as previously reported	4,103,176	$205	$7,518	$9,272	$16,995
Cross Technology, Inc. pooling of interests	600,000	30	376	179	585

Balance, August 31, 1997	4,703,176	235	7,894	9,451	17,580
Net loss	—	—	—	(2,418)	(2,418)
Issuance of common shares under employee stock purchase and option plans	26,619	1	159	—	160
Common shares repurchased and retired	(34,600)	(1)	(186)	—	(187)

Balance, August 31, 1998	4,695,195	235	7,867	7,033	15,135
Net income	—	—	—	393	393
Issuance of common shares under employee stock purchase plan	6,770	—	38	—	38

Balance, August 31, 1999	4,701,965	235	7,905	7,426	15,566
Net loss	—	—	—	(1,155)	(1,155)
Issuance of common shares under employee stock purchase and option plans	74,731	4	438	—	442
Tax benefit of nonqualified stock options	—	—	199	—	199
Stock-based compensation	—	—	64	—	64

Balance, August 31, 2000	4,776,696	$239	$8,606	$6,271	$15,116

The accompanying notes are an integral part of the consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Years ended August 31	2000	1999	1998
Cash flow from operating activities:
Net income (loss)	$(1,155)	$393	$(2,418)
Equity in net loss of MSC	110	32	—
Depreciation and amortization	2,407	1,577	1,530
Accounts receivable allowance	75	(90)	(53)
Deferred income tax expense (benefit)	(571)	103	(222)
Stock-based compensation and other	244	4	1
Changes in operating assets and liabilities:
Accounts receivable	(5,275)	736	(1,100)
Inventories	(3,623)	(531)	64
Income taxes	(14)	1,243	(1,056)
Other current assets	(66)	242	(557)
Accounts payable	2,697	(387)	1,132
Accrued employee related costs and accrued liabilities	(350)	31	(155)

Net cash flow provided by (used for) operating activities	(5,521)	3,353	(2,834)

Cash flow from investing activities:
Purchases of investments	—	(9,536)	(15,165)
Maturities of investments	3,744	13,962	16,170
Additions to property and equipment	(4,329)	(3,886)	(1,072)
Investment in MSC	—	(1,500)	—
Licensing agreement	—	(129)	—
Proceeds from sales of product lines	—	55	237
Decrease (increase) in restricted cash	292	(378)	389

Net cash flow provided by (used for) investing activities	(293)	(1,412)	559

Cash flow from financing activities:
Issuance of common stock and other	506	38	159
Issuance of long-term debt	1,665	250	—
Repayment of long-term debt	(821)	(628)	(900)
Increase in deferred financing fees	(38)	(41)	(47)
Borrowings on revolving line of credit	2,943	—	—
Repurchase of common shares	—	—	(186)

Net cash flow provided by (used for) financing activities	4,255	(381)	(974)

Net increase (decrease) in cash and cash equivalents	(1,559)	1,560	(3,249)
Cash and cash equivalents, beginning of year	2,043	483	3,732

Cash and cash equivalents, end of year	$484	$2,043	$483

Supplemental disclosures of cash flow information:
Interest paid	$294	$160	$201
Income taxes paid	279	229	165

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1
Summary of Significant Accounting Policies

    HEI, Inc. and its subsidiaries (the Company) specialize in the design and manufacture of ultraminiature microelectronic devices and high technology products incorporating those devices. The Company also operates a contract manufacturing facility in Mexico as well as a producer of quality flex circuits and high performance laminate based substrates in Arizona.

    Principles of Consolidation.  The consolidated financial statements include the accounts of the Company, HEI Export, Inc. and Cross Technology, Inc., its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Business Combination.  On March 3, 2000 HEI acquired Cross Technology, Inc. (Cross), a manufacturer and marketer of wireless Smart Cards and other ultra-miniature radio frequency (RF) applications. Under the terms of the agreement, 600,000 shares of HEI common stock were exchanged for all of the outstanding common stock of Cross. The transaction has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Cross Technology, Inc.

    The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

	Six Months Ended March 4, 2000	Year Ended August 31, 1999	Year Ended August 31, 1998
(In thousands)
Revenues
HEI	$14,127	$24,323	$20,805
Cross Technology	3,359	4,766	3,961

Consolidated	17,486	29,089	24,766

Operating income (loss)
HEI	(2,126)	(718)	(4,678)
Cross Technology	(11)	973	326

Consolidated	(2,137)	255	(4,352)

Net income (loss)
HEI	(1,968)	(223)	(2,627)
Cross Technology	(7)	616	209

Consolidated	$(1,975)	$393	$(2,418)

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

    Capitalized Software.  The Company capitalizes certain costs associated with significant software obtained and developed for internal use. Certain costs are capitalized when both the preliminary project stage is completed and management deems the project will be completed and used to perform the internal function. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

    Capitalized software costs are amortized over the estimated useful life of the project which is generally 3 years. Capitalized software costs of approximately $1,113,000 and $517,000 are included in fixtures and equipment as of August 31, 2000 and 1999, respectively.

    Long-Lived Assets.  Long-lived assets and certain identifiable intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of August 31, 2000, the Company did not consider any of its assets to be impaired.

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

    Stock-based Compensation.  The Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." APB 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-based Compensation."

    Revenue Recognition.  Revenue and related cost of sales are recognized upon shipment.

    Net Income (Loss) Per Weighted Average Common Share.  Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company's stock during each period under the treasury stock method.

    Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    New Accounting Pronouncements.  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, becomes effective for fiscal years beginning after June 15, 2000.

    SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from change in the value of those derivatives would be accounted for depending on the use and whether the derivatives qualify for hedge accounting. The effect of adopting SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

    In December, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2001. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2
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

NOTE 3
Major Customers, Concentration of Credit Risk and Geographic Data

    Major customers, each of which accounted for more than 10% of the Company's net sales for the years ended August 31, were as follows:

	2000	1999	1998
Customer A	42%	52%	50%
Customer B	15%	—	—
Customer C	11%	—	—
Customer D	—	13%	12%

    The Company generally sells its products to original equipment manufacturers in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral from its customers. The Company's continued sales to these customers are often dependent upon the continuance of the customers' product programs. The Company's ten largest customers accounted for approximately 89%, 90% and 91% of net sales in fiscal years 2000, 1999 and 1998, respectively, and approximately 88% and 89% of accounts receivable at August 31, 2000 and 1999, respectively.

    The Company had net sales of $17,687,000, $14,190,000 and $10,407,000 that were shipped to Singapore in fiscal 2000, 1999 and 1998. Net export sales were $20,026,000, $16,658,000 and $12,761,000 in fiscal 2000, 1999 and 1998, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their own off-shore assembly facilities.

NOTE 4
Other Financial Statement Data

    The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2000 and 1999:

	2000	1999
(In thousands)
Accounts receivable, net:
Trade accounts receivable	$8,797	$3,522
Less allowance for doubtful accounts	(215)	(140)

	$8,582	$3,382

Inventories:
Purchased parts	$5,158	$1,201
Work in process	418	812
Finished goods	293	233

	$5,869	$2,246

Other current assets:
Deferred tax assets	$506	$673
Other current assets	301	235

	$807	$908

Accrued liabilities:
Real estate taxes	$86	$82
Income taxes payable	86	209
Other	431	449

	$603	$740

NOTE 5
Long-Term Debt

    Long-term debt consists of the following:

	2000	1999
(Dollars in thousands)
Industrial Development Revenue Bonds payable on a yearly basis with principal installments from $95 to $700 through April, 2011 and variable interest ranging from 3.60% to 5.85% during fiscal year 2000.	$3,135	$3,835
Commercial loan payable in fixed monthly installments of $5 at 8.19% interest maturing June, 2004; secured with certain machinery and equipment.	201	239
Capital expenditure note payable on a monthly basis with principal installments of $28 and interest due monthly at the prime rate plus 1/4% (9.75% at August 31, 2000); secured by machinery and equipment and cross collateralized with revolving line of credit and letter of credit facilities.	1,665	—
Employment agreement with monthly payments of $21 and no interest over a two-year period from January, 1998 to December, 2000.	—	83

Total	5,001	4,157
Less current maturities	1,107	742

Total long-term debt	$3,894	$3,415

    The notes above are subject to certain restrictive financial covenants, including but not limited to, tangible net worth interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. The Company was in compliance with all applicable financial covenants at August 31, 2000.

    Principal maturities of long-term debt at August 31, 2000 are as follows (in thousands):

Years ending August 31,
2001	$1,107
2002	1,083
2003	1,726
2004	400
2005	115
Thereafter	570

$5,001

    In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these funds, approximately $1,500,000 was used for the construction of the new addition to the Company's manufacturing facility, and the remainder was used for equipment purchases. The bonds related to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through April 1, 2005. In April and May 2000 and April 1999 the Company repaid $700,000 each year of the construction and equipment bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at August 31, 2000 was 4.70%. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit

    In August 2000, the Company arranged for financing of a capital expenditure loan. According to the terms of the loan, the Company will receive up to $5,000,000 reimbursement for capital equipment expenditures and will make equal monthly payments based on a term of 60 months from when the money is borrowed. The capital expenditure loan is due and payable in August, 2003 or later, contingent on the renewal of the bank agreement.

NOTE 6
Short Term Bank Borrowings

    The Company has a revolving commitment with a financial institution for total borrowings of the lesser of $5,000,000 or the borrowing base, as defined in the agreement, with interest, based on the Company's option, at the prime rate of interest or 2.5% above the LIBOR rate. At August 31, 2000 and during fiscal year 2000 the interest rate on the revolving commitment was 9.5%. The balance outstanding under this commitment was $2,943,000 at August 31, 2000. There was no balance outstanding under this commitment at August 31, 1999. The agreement requires the Company to maintain certain financial covenants. The Company was in compliance with these covenants at August 31, 2000.

NOTE 7
Investment in Micro Substrates Corporation

    On June 24, 1999, the Company obtained an exclusive, worldwide license from Micro Substrates Corporation (MSC) to manufacture and market a new high-frequency chip carrier for applications in Local Multipoint Distribution Services, ultra high-speed Internet routing and satellite communications. In a related transaction, the Company made an initial cash equity investment of $1.5 million in MSC (28%) and will supply goods and services, such as thin film substrate processing, to MSC. The Company's investment in MSC is being accounted for under the equity method. For the years ended August 31, 2000 and 1999, the Company's equity in net losses of MSC were $110,000 and $32,000, respectively, and are included in other income (expense), net.

NOTE 8
Income Taxes

    Income tax expense (benefit) for the years ended August 31 consisted of the following:

(In thousands)	2000	1999	1998
Current:
Federal	$—	$103	$(1,146)
State	—	36	14
Deferred	(372)	103	(222)

Income tax expense (benefit)	$(372)	$242	$(1,354)

    The components of the deferred tax assets and liabilities at August 31, 2000 and 1999 are as follows:

(In thousands)	2000	1999
Deferred tax assets (short-term):
Receivables	$79	$52
Inventories	266	213
Accrued liabilities	161	176
Net operating loss carry-forward	—	232

	506	673

Deferred tax assets (long-term):
Net operating loss carry-forward	910	—
AMT credit carryforward	86	—
Other	4	—

	1,000	—

Deferred tax liabilities (long-term):
Property and equipment	(626)	(364)

Net deferred tax asset	$880	$309

    In the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefit of these deductible differences will be realized.

    Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	2000	1999	1998
Federal statutory tax rate	(34.0)%	34.0%	(34.0)%
State income tax rate (net of federal tax effect)	(1.9)	5.0	(3.1)
Non-deductible acquisition costs	10.1	—	—
Other	1.4	(.9)	1.2

Effective tax rate	(24.4)%	38.1%	(35.9)%

NOTE 9
Stock Benefit Plans

    1998 Plan.  Under the Company's 1998 Stock Option Plan (the "1998 Plan"), a maximum of 600,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options.

    Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of eight years, whichever comes first. The exercise price for options granted is equal to the average closing market price of the common stock on the date of the grant.

    At August 31, 2000 and 1999, the number of shares available for grant were 1,800 and 63,700, respectively.

    1989 Plan.  Under the Company's 1989 Omnibus Stock Compensation Plan (the "1989 Plan"), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options, stock purchase rights and other stock-based awards.

    Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of eight years, whichever comes first. Generally, the exercise price for options granted is equal to the average closing market price of the common stock on the date of the grant or for the five days preceding the date of grant. At August 31, 2000 there were 150,000 outstanding options under the 1989 Plan.

    Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During fiscal 2000, 1999 and 1998, 14,431, 6,770 and 11,619 shares at prices of $4.59, $4.68 and $5.79, respectively, were purchased under the 1989 Plan.

    At August 31, 2000, 1999 and 1998, the number of shares available for grant were 126,861, 291,292 and 298,062, respectively.

    Directors' Plan.  During fiscal year 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors. This plan replaced and superceded the Company's prior Stock Option Plan for Non-employee Directors. Under the new directors' plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective on the day of the annual shareholders' meeting upon adjournment at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares were granted to the three non-employee directors at $10.75 in 2000. Options to purchase 275,000 shares were granted to the five non-employee directors at $5.50 per share in 1999. At August 31, 2000, 295,000 shares remain outstanding and 120,000 shares are available for grant.

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

    Summary of Activity.  The following is a summary of all activity involving options:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, August 31, 1997	447,000	$5.680
Granted	575,000	5.160
Exercised	(15,000)	5.308
Change of control liquidation	(972,000)	5.397
Cancelled	(35,000)	5.305

Balance, August 31, 1998	0	0.000

Granted	629,300	5.610
Cancelled	(18,000)	5.875

Balance, August 31, 1999	611,300	5.602

Granted	481,000	10.886
Exercised	(60,300)	6.049
Cancelled	(39,100)	7.949

Balance, August 31, 2000	992,900	$8.042

    The following table summarizes information about stock options outstanding as of August 31, 2000:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price
$4.438 - $5.75	321,750	$5.33	8.3	283,750	$5.43
$5.875 - $7.625	243,900	6.04	8.6	86,400	5.97
$10.00 - $11.75	346,250	10.76	9.5	105,000	10.75
$13.125 - $14.563	81,000	13.21	9.5	20,250	13.21

$4.438 - $14.563	992,900	$8.04	8.9	495,400	$6.97

    Accounting for Stock-based Compensation.  Had the Company used the fair-value-based method of accounting for its stock option plans beginning in fiscal year 1997 and charged compensation cost against income over the vesting period, net income (loss) for fiscal years 2000, 1999 and 1998 would have been changed to the following pro forma amounts:

	2000	1999	1998
Net income (loss)	$(1,899,000)	$155,000	$(2,427,000)
Net income (loss) per share, diluted	$(.46)	$.04	$(.59)

    The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $4.48, $3.30 and $1.22, respectively. The weighted average grant-date fair value of options was determined separately for each grant under the Company's various plans by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2000	1999	1998
Risk-free interest rates	6.00% to 6.70%	6.00% to 6.00%	5.00% to 5.5%
Expected life	.5 to 8 years	.5 to 8 years	.5 to 3 years
Expected volatility	62%	61%	62%
Expected dividends	None	None	None

NOTE 10
Employee Benefit Plans

    The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 20% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During fiscal years 2000, 1999 and 1998, the Company contributed $130,000, $87,000 and $93,000, respectively, to the plan.

    The Company has a defined benefit cash balance pension plan which was available to all eligible employees of Cross Technology, Inc. prior to the acquisition by the Company. Plan benefits were based upon the employees' years of service and compensation.

	2000	1999
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$682	$446
Service cost	138	203
Interest cost	51	33

Benefit obligation at end of year	$871	$682

Change in plan assets:
Fair value of plan assets at the beginning of year	$589	$326
Actual return on plan assets	88	79
Employer contribution	207	184

Fair value of plan assets at end of year	$884	$589

Funded status:
Unrecognized actuarial gain	$(93)	$(58)
Unrecognized prior service cost	—	66
Additional liability	—	(8)

Net amount recognized	$(93)	$—

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$80	$93
Weighted-average assumptions as of August 31:
Discount rate	7.5%	7.5%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	—	—
Components of net periodic benefit cost:
Service cost	$138	$203
Interest cost	51	33
Expected return on plan assets	(53)	(31)
Amortization of prior service costs	6	7
Termination, settlement and curtailment costs	60	—

Total benefit cost	$202	$212

    The Company intends to terminate the plan and distribute all funds to the participants during fiscal year 2001. As a result, termination, settlement and curtailment costs of $60,000 were recorded for the year ended August 31, 2000.

NOTE 11
Commitments

    Future commitments under non-cancelable operating leases, primarily for manufacturing equipment, are approximately $488,000 in 2001, $422,000 in 2002, $245,000 in 2003, $202,000 in 2004,

$188,000 in 2005. Total expense under non-cancelable operating leases was approximately $533,000 in 2000, $457,000 in 1999 and $227,000 in 1998.

NOTE 12
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

NOTE 13
Net Income (Loss) Per Weighted Average Share Computation

    The components of net income (loss) per basic and diluted share are as follows:

	2000	1999	1998
(In thousands, except per share amounts)
Basic:
Net income (loss)	$(1,155)	$393	$(2,418)
Net income (loss) per share	$(.24)	$.08	$(.52)
Weighted average number of common shares outstanding	4,726	4,698	4,685

Diluted:
Net income (loss)	$(1,155)	$393	$(2,418)
Net income (loss) per share	$(.24)	$.08	$(.52)
Weighted average number of common shares outstanding	4,726	4,698	4,685
Assumed conversion of stock options	—	3	—

Weighted average common and assumed conversion shares	4,726	4,701	4,685

    During fiscal year 2000, 1999 and 1998 approximately 993,000, 608,000 and 0 stock options, respectively, have been excluded from the diluted net income (loss) per common share calculation as they are antidilutive.

NOTE 14
Segment Information

    The Company has concluded that it operates in one operating segment.

    The Company has a plant in Empalme, Mexico which began operations in fiscal year 2000. This plant had net sales of $3,326,000 in fiscal year 2000. Net property plant and equipment as of August 31, 2000 located at the Empalme, Mexico facility is $1,172,000.

NOTE 15
Subsequent Event

    During the first quarter of fiscal year 2001, the Company intended to acquire and subsequently merge with Colorado MEDtech, Inc. (CMED) by initially agreeing to purchase approximately 10% of CMED's outstanding shares from CMED's largest shareholder, Anthony J. Fant, CEO of HEI, Inc. Later in the quarter the Company and CMED's largest shareholder mutually agreed to rescind and unwind its purchase of those shares. In connection with this proposed transaction, the Company will incur approximately $161,000 of non-cash expenses in the first quarter of fiscal year 2001.

Report of Independent Auditors'

To the Shareholders of HEI, Inc.:

    We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of HEI, Inc. and subsidiaries as of August 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Minneapolis, Minnesota
October 20, 2000

Statement of Financial Responsibility

    The accompanying consolidated financial statements, including the notes thereto, and other financial information presented in this Annual Report, were prepared by management, which is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based upon management's best estimates and judgments.

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

    The Company's independent certified public accountants, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. See the accompanying Report of Independent Auditors'.

Summary of Quarterly Operating Results (unaudited)
(In thousands, except per share amounts)

Fiscal Year 2000	First	Second	Third	Fourth
Net sales	$8,094	$9,392	$11,589	$13,724
Gross profit	1,299	1,025	2,386	2,545
Acquisition transaction costs	—	453	—	—
Operating income (loss)	(447)	(1,690)	342	495
Net income (loss)	(319)	(1,656)	361	459

Net income (loss) per share
Basic	$(.07)	$(.35)	$.08	$.10
Diluted	$(.07)	$(.35)	$.07	$.09

Fiscal Year 1999	First	Second	Third	Fourth
Net sales	$7,437	$8,301	$6,329	$7,022
Gross profit	1,601	2,060	1,392	1,658
Severance costs	490	—	—	—
Operating income (loss)	(198)	540	(8)	(79)
Net income (loss)	(88)	398	131	(48)

Net income (loss) per share
Basic	$(.02)	$.08	$.03	$(.01)
Diluted	$(.02)	$.08	$.03	$(.01)

NOTE:

The summation of quarterly net income (loss) per share for 2000 does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 3, 1998, PricewaterhouseCoopers LLP resigned as independent accountants for the Company. During the two most recent years through the date of resignation, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. PricewaterhouseCoopers LLP's report on the Company's consolidated financial statements for the two most recent years through the date of resignation did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

    The Company selected KPMG LLP, upon the approval of the Board, to be its independent certified public accountants for fiscal 1998, 1999 and again for 2000. The Board has also approved the selection of KPMG LLP to be its independent certified public accountants for fiscal 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

    The information regarding directors called for by Item 9 is contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

    The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 16, 2000.

Name	Age	Position
Anthony J. Fant	40	Chairman and Chief Executive Officer
Donald R. Reynolds	42	President and Chief Operating Officer
Steve E. Tondera, Jr.	37	Chief Financial Officer, Treasurer, Secretary, Vice President Finance and Director
W. Thomas Goodnow	47	Vice President Sales and Marketing
Stephen K. Petersen	48	Vice President Operations

BUSINESS EXPERIENCE

    ANTHONY J. FANT became Chief Executive Officer of the Company in November 1998. Mr. Fant has been a director, President and Chief Executive Officer of Fant Industries, LLC, and Fant Broadcasting Company (including, for these purposes, various affiliated companies engaged primarily in television and radio broadcasting) since 1986. From 1986 to 1996, Fant Broadcasting Company acquired, built or managed a number of television and radio stations. Mr. Fant currently owns a number of businesses in diverse industries.

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

    STEVE E. TONDERA, JR. joined the Company in January, 1999 as Managing Director of HEI-Mexico Division and became Chief Financial Officer and Treasurer in June, 2000. Mr. Tondera has been Senior Vice President and Chief Financial Officer of Fant Broadcasting Company (including, for these purposes, various affiliated companies engaged primarily in television and radio broadcasting) since 1994.

    WILLIAM T. GOODNOW joined the Company in June of 1999 as Vice President of Sales and Marketing. He was made an officer in September 2000. Before joining the Company, he was employed as the Director of Sales for GSI Incorporated, Laser Systems Division.

    STEPHEN K. PETERSEN joined the Company in March 1998 as Director of Manufacturing. He was appointed Vice President of Operations in September 2000. Before joining the Company, he was employed with Sheldahl in a variety of positions ranging from Engineer to Plant Manager and most recently as the Operations Manager.

    The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 9 is contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

    The information called for by Item 10 is contained in the Proxy Statement under the captions "Executive Officers and Executive Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 11 is contained in the Proxy Statement under the caption "Shares and Principal Shareholders" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 12 is contained in the Proxy Statement under the caption "Executive Officers and Executive Compensation—Change in Control Agreements" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements—see Part II

  (b)
  Reports on Form 8-K: HEI filed one Form 8-K during the fourth quarter of FY2000 on August 31, 2000.

  (c)
  Exhibits:

2.1	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 7
3.1	Restated Articles of Incorporation, as amended.	Note 1
3.2	Bylaws, as amended.	Note 6
†4.1	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†4.2	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†4.3	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†4.4	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000.	Note 2
†4.5	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†4.6	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†4.7	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.1	Form of Indemnification Agreement between HEI and officers and directors.	Note 3
*10.2	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date.	Note 4
*10.3	1991 Stock Option Plan for Non-employee Directors, as amended to date.	Note 5
*10.4	1998 Stock Option Plan adopted November 18, 1998.	Note 6
*10.5	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998.	Note 6
†21	Subsidiaries of the Registrant
†23	Consent of KPMG LLP.
27	Financial Data Schedule

Notes to Exhibits above:

(1)
Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.
(2)
Filed as an exhibit to this Form 10-KSB for the fiscal year ended August 31, 2000.
(3)
Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.
(4)
Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.
(5)
Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.
(6)
Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1998 and incorporated herein by reference.
(7)
Filed as a Form 8-K on March 21, 2000.
*
Denotes management contract or compensation plan or arrangement.
†
Filed herewith.

SIGNATURES

    In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.
BY:	/s/ ANTHONY J. FANT Anthony J. Fant Chairman and Chief Executive Officer
Date:	November 29, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANTHONY J. FANT Anthony J. Fant, Chairman and Chief Executive Officer	November 29, 2000 Date
/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr., Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	November 29, 2000 Date
/s/ CRAIG E. ROBLE Craig E. Roble, Company Controller	November 29, 2000 Date
/s/ EDWIN W. FINCH, III Edwin W. Finch, Director	November 29, 2000 Date
/s/ DAVID W. ORTLIEB David W. Ortlieb, Director	November 29, 2000 Date
/s/ MACK V. TRAYNOR, III Mack V. Traynor, III, Director	November 29, 2000 Date

Corporate Information

Board of Directors

Anthony J. Fant, Chairman
Chief Executive Officer of the Company,
President and Chief Executive Officer,
Fant Industries LLC

Edwin W. Finch, III
President, FHL Capital Corporation

David W. Ortlieb
Independent Management Consultant
Chairman of Cronus BioPharma, Inc.

Steve E. Tondera, Jr.
Chief Financial Officer of the Company

Mack V. Traynor, III
President
Manitou Investments

Corporate Officers and Management

Anthony J. Fant
Chief Executive Officer

Donald R. Reynolds
President and Chief Operating Officer

Steve E. Tondera, Jr.
Chief Financial Officer, Treasurer, Secretary
and Vice President of Finance

W. Tom Goodnow
Vice President of Sales and Marketing

Stephen K. Petersen
Vice President of Operations

Scott M. Stole
Director of Advanced Process Development

Robert R. Shue
Director of Design Engineering

Wray A. Wentworth
Director of Corporate Quality

Tim Love
General Manager of HEI-Mexico Division

Jeffrey Flammer
General Manager of HEI-High Density
Interconnect Division

General Counsel
Weil, Gotshal & Manges LLP
New York, New York

Gray Plant Mooty
Minneapolis, Minnesota

Independent Certified Public
Accountants
KPMG LLP
Minneapolis, Minnesota

Stock Transfer Agent
and Registrar
Wells Fargo Bank Minnesota, N.A.
Box 64854
161 North Concord Exchange
South St. Paul
Minnesota 55075-0738

Corporate Headquarters
HEI, Inc.
P.O. Box 5000
1495 Steiger Lake Lane
Victoria, Minnesota 55386-5000
(952) 443-2500
E-mail: headqtrs@heii.com
Internet: www.heii.com

Form 10-KSB
A copy of the Company's Annual Report to the Securities and Exchange Commission on Form 10-KSB is available without charge by written or oral request to:

Shareholder Relations
HEI, Inc.
P.O. Box 5000
Victoria, Minnesota 55386
Phone (952) 443-2500
Facsimile (952) 443-2668

Annual Meeting of Shareholders
The Company's annual meeting of shareholders will be held on January 24, 2001 at 3:00 PM at The Planets (50th floor), IDS Center, 80 South Eighth Street, Minneapolis, Minnesota

QuickLinks

  PART I
  PART II
  FINANCIAL CONDITION
  RESULTS OF OPERATIONS
  PERCENTAGE OF SALES
  ISSUES AND UNCERTAINTIES
Notes to Consolidated Financial Statements
  NOTE 1 Summary of Significant Accounting Policies
  NOTE 2 Proxy/Change of Control Costs
  NOTE 3 Major Customers, Concentration of Credit Risk and Geographic Data
  NOTE 4 Other Financial Statement Data
  NOTE 5 Long-Term Debt
  NOTE 6 Short Term Bank Borrowings
  NOTE 7 Investment in Micro Substrates Corporation
  NOTE 8 Income Taxes
  NOTE 9 Stock Benefit Plans
  NOTE 10 Employee Benefit Plans
  NOTE 11 Commitments
  NOTE 12 Severance Costs
  NOTE 13 Net Income (Loss) Per Weighted Average Share Computation
  NOTE 14 Segment Information
  NOTE 15 Subsequent Event
Report of Independent Auditors'
  Statement of Financial Responsibility
Summary of Quarterly Operating Results (unaudited) (In thousands, except per share amounts)
  PART III
SIGNATURES