Form 10-Q
period 2000-12-02
HEI INC
filed 2001-01-16
CIK 351298

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 2, 2000.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from      to      .

Commission File Number 0-10078

HEI, Inc.

(Exact name of Registrant in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN	55386
(Address of principal executive offices)	(Zip Code)

(952) 443-2500

Issuer's telephone number, including area code

None

Former name, former address and former fiscal year, if changed since last report.

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 9, 2001, 4,784,196 shares of common stock, par value $.05.

    This Form 10-Q consists of 11 pages.

HEI, Inc.

Table of Contents

Part I —	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Part II —	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 2, 2000	August 31, 2000
Assets
Current assets:
Cash and cash equivalents	$260	$484
Restricted cash	87	86

	347	570
Accounts receivable, net	7,492	8,582
Inventories	6,058	5,869
Other current assets	686	807

Total current assets	14,583	15,828

Property and equipment:
Land	216	216
Building and improvements	4,194	4,170
Fixtures and equipment	17,903	17,265
Accumulated depreciation	(11,167)	(10,457)

Net property and equipment	11,146	11,194

Long-term investments	1,350	1,358
Other long-term assets	548	556

Total assets	$27,627	$28,936

Liabilities and Shareholders' Equity
Current liabilities:
Revolving line of credit	$1,891	$2,943
Current maturities of long-term debt	1,079	1,107
Accounts payable	4,217	4,326
Accrued employee related costs	948	947
Accrued liabilities	294	603

Total current liabilities	8,429	9,926

Long-term liabilities, less current maturities	3,800	3,894

Shareholders' equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000,000 shares authorized; 4,782,196 and 4,776,696 shares issued and outstanding	239	239
Paid-in capital	8,806	8,606
Retained earnings	6,353	6,271

Total shareholders' equity	15,398	15,116

Total liabilities and shareholders' equity	$27,627	$28,936

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	Dec. 2, 2000	Dec. 4, 1999
Net sales	$13,724	$8,094
Cost of sales	11,170	6,795

Gross profit	2,554	1,299

Operating expenses:
Selling, general and administrative	1,546	1,313
Research, development and engineering	520	433

Operating income (loss)	488	(447)

Other expense, net	(363)	(28)

Income (loss) before income taxes	125	(475)
Income tax expense (benefit)	43	(156)

Net income (loss)	$82	$(319)

Net income (loss) per common share
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Weighted average common shares outstanding
Basic	4,779	4,702
Diluted	5,079	4,702

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	December 2, 2000	December 4, 1999
Cash flow from operating activities:
Net income (loss)	$82	$(319)
Equity in net loss of MSC	8	24
Depreciation and amortization	732	480
Accounts receivable allowance	(36)	—
Deferred income tax expense (benefit)	119	(265)
Non-cash expenses for CMED transaction	161	—
Other	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,126	(1,594)
Inventories	(189)	(1,230)
Income taxes	(86)	74
Other current assets	2	8
Accounts payable	(109)	555
Accrued employee related costs and accrued liabilities	(222)	(106)

Net cash flow provided by (used for) operating activities	1,594	(2,373)

Cash flow from investing activities:
Maturities of investments	—	2,848
Additions to property and equipment	(682)	(2,136)
Decrease (increase) in restricted cash	(1)	84

Net cash flow provided by (used for) investing activities	(683)	796

Cash flow from financing activities:
Issuance of common stock	39	—
Repayment of long-term debt	(122)	(73)
Borrowings on (repayments of) revolving line of credit	(1,052)	1,025

Net cash flow provided by (used for) financing activities	(1,135)	952

Net increase (decrease) in cash and cash equivalents	(224)	(625)
Cash and cash equivalents, beginning of period	484	2,043

Cash and cash equivalents, end of period	$260	$1,418

Supplemental disclosures of cash flow information:
Interest paid	$146	$45
Income taxes paid	14	35

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Financial Statement Presentation

    The unaudited interim consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 2000. Interim results of operations for the three-month period ended December 2, 2000 may not necessarily be indicative of the results to be expected for the full year.

    In December, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption did not have an impact on the Company's financial position or results of operations.

    During fiscal 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted SFAS 133 in the first quarter of fiscal 2001. The adoption did not have an impact on the Company's financial position or results of operations.

    The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2) Inventories

    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

	December 2, 2000	August 31, 2000
	(In thousands)
Purchased parts	$4,851	$5,158
Work in process	591	418
Finished goods	616	293

	$6,058	$5,869

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

	Three Months Ended
	December 2, 2000	December 4, 1999
	(In thousands)
Basic common shares	4,779	4,702
Dilutive effect of stock options	300	—

Diluted common shares	5,079	4,702

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations HEI, Inc.

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flow provided by operating activities was $1,594,000 for the three months ended December 2, 2000. This primarily included net income of $82,000, non-cash depreciation and amortization of $732,000, deferred income tax expense of $119,000 and a net decrease of $522,000 in working capital investments during the first three months of fiscal 2000. The lower working capital investment primarily resulted from decreased accounts receivable of $1,126,000 partially offset by increased inventories of $189,000, decreased income taxes of $86,000, lower accounts payable of $109,000 and lower accrued employee related costs and accrued liabilities of $222,000.

    Accounts receivable average days outstanding were 52 days as of December 2, 2000 compared to 47 days as of December 4, 1999 due to timing of customer remittances, primarily for our Mexico operations. Subsequent to the end of the quarter, a customer receivable of approximately $930,000 has become past due. The Company is in the process of structuring a payment plan with the customer. In addition, the customer has agreed to grant the Company a security interest in their assets subject to customer lender's approval. Management currently believes the receivable will be collected in full based on discussions with the customer and will continue to evaluate the need for an additional reserve for collection of this account in the quarter ended March 3, 2001 when the terms of the repayment plan have been fully developed.

    The inventory increase is primarily due to increased finished goods in conjunction with future delivery requirements from our customers. Annualized inventory turns were 7.0 for the first quarter of fiscal 2001 compared to 7.3 turns for the same period a year ago.

    In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500,000 was used for the construction of the addition to the Company's manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. During each third quarter of fiscal years 2000 and 1999, the Company repaid $700,000 of the construction and equipment bonds and in April 2001, another $700,000 is expected to be repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at December 2, 2000 and August 31, 2000 was 4.60% and 4.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit.

    The Company has a revolving commitment with a financial institution for total borrowings of the lesser of $5,000,000 or the borrowing base, as defined in the agreement, with interest, based on the Company's option, at the prime rate of interest or 2.5% above the LIBOR rate. At December 2, 2000 the interest rate on the revolving commitment was 9.5%. The balance outstanding was $1,891,000 and $2,943,000 at December 2, 2000 and August 31, 2000, respectively.

    In August 2000, the Company arranged for financing of a capital expenditure loan. According to the terms of the loan, the Company will receive up to $5,000,000 reimbursement for capital equipment expenditures and will make equal monthly payments based on a term of 60 months from when the money is borrowed. The capital expenditure loan is due and payable in August, 2003 or later, contingent on the renewal of the bank agreement. These bank agreements discussed here and above require the Company to maintain certain restrictive covenants. The Company was in compliance with these covenants at December 2, 2000.

    The Company has $219,000 of debt outstanding which requires monthly payments until May 2004 of approximately $5,000 for principal and interest and carries an interest rate of 8.19%.

    Restricted cash on the balance sheet represents an investment pledged as payment on a severance agreement and is held in a separate account and the remainder will be released to the Company's regular accounts in the second quarter as the obligation is paid.

    During fiscal 2001, the Company intends and the Board of Directors has approved approximately $2.8 million of capital expenditures for manufacturing and facility improvements, of which $682,000 has been expended in the first quarter of fiscal 2001. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities in Mexico and Tempe, Arizona. In addition, the Company is currently seeking approval from the Board of Directors for an additional $1.6 million of capital expenditures, which primarily relates to increased investment in RF wireless technology. It is expected that these expenditures will be funded primarily from operations and external financing.

REVIEW OF OPERATIONS

Net Sales

    Fiscal 2001 vs. 2000:  HEI, Inc.'s net sales for the three month period ended December 2, 2000 increased 70% compared to the same period a year ago, reflecting an increase in almost all markets and from Mexico and Cross operations.

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

Gross Profit

    Fiscal 2001 vs. 2000:  For the three-month period ended December 2, 2000, gross profit increased $1,255,000 from the same period last year. The gross profit margin rate for the three months ended December 2, 2000 increased to 19% as compared to 16% for the comparable periods last year. This increase primarily reflects increased economies of scale from fixed manufacturing costs as a result of increased revenues.

Operating Expenses

    Fiscal 2001 vs. 2000:  Operating expenses for the three-month period ended December 2, 2000 increased from last year's comparable periods. The increase in selling, general and administrative expenses of $233,000 for the three-month period was due to increased selling costs to develop new business and support new operations and additional revenue. The increases in research, development and engineering expenses of $87,000 for the three month period were primarily due to increased development costs to support future business opportunities. Operating expenses in total were 15% of net sales for the three month period compared to 22% for the same period last year reflecting the impact of increased revenue. Total operating expenses are expected to continue to increase throughout fiscal 2001 as the Company continues to grow and through increased research and development, primarily related to the RF wireless technology.

Other Expense, Net

    Other expense, net includes a $161,000 ($106,000 net of tax) non-cash charge related to costs associated with the abandoned Colorado MEDtech transaction. These expenses were assumed by Anthony J. Fant, the largest shareholder in both HEI and Colorado MEDtech. Accounting rules require HEI to record a charge for the Colorado MEDtech transaction even though these costs were paid by Mr. Fant.

Income Taxes

    Fiscal 2001 vs. 2000:  The Company records income tax expense for interim periods based on the expected effective rate for the full year. The estimated effective income tax rate for fiscal 2001 was 34% as compared to (33%) for fiscal 2000. The Company recorded income tax expense of $43,000 for the three month period ended December 2, 2000 compared to an income tax benefit of $156,000 for the same period a year ago. Management believes it is more likely than not that the Company will realize the aggregate deferred tax asset of $761,000 at December 2, 2000. Unanticipated negative changes in future operations of the Company could, however, adversely effect the realization of the Company's deferred tax asset.

Net Income

    Fiscal 2001 vs. 2000:  The Company had net income of $82,000 for the three month period ended December 2, 2000 compared to net loss of $319,000 for the same period a year ago. The increased net income for the current quarter was principally the result of higher revenues and gross profit which was partially offset by the non-cash charge associated with the abandoned Colorado MEDtech transaction.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    The Company is exposed to certain market risks with its $5,000,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At December 2, 2000, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,891,000, $1,744,000 and $3,135,000, respectively. The revolving line of credit agreement bears interest, at the Company's option, at the prime rate of interest or 2.5% above the LIBOR rate. One capital expenditure loan bears interest, at the Company's option, at .25% above the prime rate of interest or 2.75% above the LIBOR rate. At December 2, 2000 the interest rates on the revolving commitment and capital expenditure loans were 9.5%, 9.75% and 8.19%, respectively. The IDRBs bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. At December 2, 2000 the interest rate on the IDRBs was 4.60%. Consequently, the Company is exposed to the risk of greater borrowing costs if interest rates increase.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

    Exhibit 27-Financial Data Schedule

  b)
  Reports on Form 8-K

    HEI filed one Form 8-K Current Report with the Securities and Exchange Commission during the first quarter of fiscal year 2001 on October 20, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.
(Registrant)
/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr. Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)

Date: 01/16/01

QuickLinks

HEI, Inc. Table of Contents
Part I. FINANCIAL INFORMATION
HEI, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)
HEI, Inc. Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
HEI, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
HEI, Inc. Notes to Consolidated Financial Statements (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES