Form 10-Q
period 2001-03-03
HEI INC
filed 2001-04-17
CIK 351298

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 3, 2001.

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to                .

Commission File Number 0-10078

HEI, Inc.
(Exact name of Registrar in Its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0944876 (I.R.S. Employer Identification No.)
P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

(952) 443-2500
Issuer's telephone number, including area code

None
Former name, former address and former fiscal year, if changed since last report.

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 13, 2001, 4,996,071 shares of common stock, par value $.05.

    This Form 10-Q consists of 12 pages.

HEI, Inc.

Table of Contents

Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8-10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Part II—Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 3, 2001	August 31, 2000
Assets
Current assets:
Cash and cash equivalents	$154	$484
Restricted cash	—	86

	154	570
Accounts receivable, net	7,460	8,582
Inventories	6,660	5,869
Other current assets	1,091	807

Total current assets	15,365	15,828

Property and equipment:
Land	216	216
Building and improvements	4,215	4,170
Fixtures and equipment	17,339	17,265
Accumulated depreciation	(10,597)	(10,457)

Net property and equipment	11,173	11,194

Long-term investments	1,347	1,358
Other long-term assets	1,080	556

Total assets	$28,965	$28,936

Liabilities and Shareholders' Equity
Current liabilities:
Revolving line of credit	$2,277	$2,943
Current maturities of long-term debt	1,206	1,107
Accounts payable	5,405	4,326
Accrued employee related costs	952	947
Accrued liabilities	267	603

Total current liabilities	10,107	9,926

Long-term liabilities, less current maturities	4,213	3,894

Shareholders' equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 4,784 and 4,777 shares issued and outstanding	239	239
Paid-in capital	8,818	8,606
Retained earnings	5,588	6,271

Total shareholders' equity	14,645	15,116

Total liabilities and shareholders' equity	$28,965	$28,936

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Mar. 3, 2001	Mar. 4, 2000	Mar. 3, 2001	Mar. 4, 2000
Net sales	$12,881	$9,392	$26,605	$17,486
Cost of sales	10,409	8,367	21,579	15,162

Gross profit	2,472	1,025	5,026	2,324

Operating expenses:
Selling, general and administrative	2,815	1,817	4,361	3,130
Research, development and engineering	614	445	1,134	878
Acquisition transaction costs	—	453	—	453

Operating loss	(957)	(1,690)	(469)	(2,137)

Other expense, net	(201)	(82)	(564)	(110)

Loss before income taxes	(1,158)	(1,772)	(1,033)	(2,247)
Income tax benefit	393	116	350	272

Net loss	(765)	(1,656)	(683)	(1,975)

Net loss per common share
Basic	$(0.16)	$(0.35)	$(0.14)	$(0.42)
Diluted	$(0.16)	$(0.35)	$(0.14)	$(0.42)

Weighted average common shares outstanding
Basic	4,783	4,706	4,782	4,704
Diluted	4,783	4,706	4,782	4,704

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 3, 2001	March 4, 2000
Cash flow provided by (used for) operating activities:
Net loss	$(683)	$(1,975)
Equity in net loss from MSC	12	50
Depreciation and amortization	1,461	1,052
Accounts receivable allowance	1,230	25
Deferred income tax benefit	(275)	(265)
Non-cash expenses for CMED transaction	161	—
Loss on disposal of property and equipment	63	—
Changes in operating assets and liabilities:
Accounts receivable	(108)	(2,958)
Inventories	(791)	(1,643)
Income taxes	(86)	84
Other current assets	(2)	42
Accounts payable	1,079	1,554
Accrued employee related costs and accrued liabilities	(245)	241

Net cash flow provided by (used for) operating activities	1,816	(3,793)

Cash flow from investing activities:
Maturities of investments	—	3,744
Additions to property and equipment	(1,472)	(3,149)
Decrease in restricted cash	86	146
Additions to patents	(55)	—
Other long term prepaid assets	(500)	—

Net cash flow provided by (used for) investing activities	(1,941)	741

Cash flow from financing activities:
Issuance of common stock and other	51	93
Increase in deferred financing fees	(8)	—
Net issuances (repayments) of long-term debt	418	(104)
Borrowings on (repayments of) revolving line of credit	(666)	1,975

Net cash flow provided by (used for) financing activities	(205)	1,964

Net decrease in cash and cash equivalents	(330)	(1,088)
Cash and cash equivalents, beginning of period	484	2,043

Cash and cash equivalents, end of period	$154	$955

Supplemental disclosures of cash flow information:
Interest paid	$250	$108
Income taxes paid	14	—

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

    In accordance with Accounting Principles Board Opinion No. 18, the Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of March 3, 2001, the Company did not consider its equity method investment to be impaired.

    Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 2000. Interim results of operations for the three and six month periods ended March 3, 2001 may not necessarily be indicative of the results to be expected for the full year.

    The Company's quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2) Inventories

    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

	March 3, 2001	August 31, 2000
	(In thousands)
Purchased parts	$4,754	$5,158
Work in process	799	418
Finished goods	1,107	293

	$6,660	$5,869

(3) Net Loss Per Weighted Average Common Share

    Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options are anti-dilutive and thus have not been included in the diluted loss per share calculations.

	Three Months Ended		Six Months Ended
	March 3, 2001	March 4, 2000	March 3, 2001	March 4, 2000
	(In thousands)
Basic common shares	4,783	4,706	4,782	4,704
Dilutive effect of stock options	—	—	—	—

Diluted common shares	4,783	4,706	4,782	4,704

HEI, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

REVIEW OF OPERATIONS

Net Sales

    Fiscal 2001 vs. 2000:  HEI, Inc.'s net sales for the three and six month periods ended March 3, 2001 increased 37% and 52%, respectively, compared to the same periods a year ago. Almost all markets, including communications, hearing aids, Mexico and High Density Interconnect Division sales saw significant sales increases over the prior year.

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

Gross Profit

    Fiscal 2001 vs. 2000:  For the three month and six month periods ended March 3, 2001, gross profit increased $1,447,000 and $2,702,000, respectively, from the same periods last year. The gross profit margin for the three and six months ended March 3, 2001 each increased to 19% as compared to 11% and 13% for the comparable periods last year. This increase primarily reflects increased economies of scale from fixed manufacturing costs as a result of increased revenues, improved product mix to more value added products and production efficiencies resulting in scrap reduction. In addition, margins during the previous fiscal year included lower margin sales for the Company's Mexico division and Cross operations, start-up costs for the Tempe, Arizona high density interconnect facility and significantly higher material costs on portions of the sales during the start-up of new programs.

Operating Expenses

    Fiscal 2001 vs. 2000:  Operating expenses in total were 27% and 21% of net sales for the three and six month periods, respectively, compared to 29% and 26% for the same periods last year. Operating expenses for the three and six month periods ended March 3, 2001 increased from last year's comparable periods. In the second quarter, the Company restructured its Mexico Division, eliminating most of the division's indirect labor force and absorbing those responsibilities into other divisions and terminating manufacturing programs which the Company determined were not meeting its requirements for profitability. The increase in selling, general and administrative expenses of $998,000 and $1,231,000 for the three and six month periods, respectively, was primarily due to an increase in allowance for doubtful accounts of $1,268,000 during the second quarter. Additionally, these expenses increased due to selling costs to develop new business and support new operations and expensing incurred ramp up costs related to the high density interconnect division in Tempe, Arizona. The increases in research, development and engineering expenses of $169,000 and $256,000 for the three and six month periods, respectively, were primarily due to increased development costs to support future business opportunities. During the second quarter of last fiscal year, the Company expensed $453,000 of costs related to the acquisition of Cross.

Other Expense, Net

    Other expense, net for the three and six month periods ended March 3, 2001 includes a non-cash charge of $161,000 ($106,000 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction. These expenses were assumed by Anthony J. Fant, the largest shareholder in both HEI and Colorado MEDtech. Accounting rules require HEI to record a charge for the Colorado MEDtech transaction even though these costs were paid by Mr. Fant. Additionally, the Company has incurred higher interest expense due to higher borrowings on its credit facility.

Income Taxes

    Fiscal 2001 vs. 2000:  The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 2001 is approximately 34% compared to the full year fiscal 2000 effective rate of 12%. The Company recorded an income tax benefit of $393,000 and $350,000 for the three and six month periods ended March 3, 2001, respectively, compared to an income tax benefit of $116,000 and $272,000 for the same periods a year ago. Management believes it is more likely than not that the Company will realize the aggregate deferred tax asset of $1,155,000. Unanticipated negative changes in future operations of the Company could, however, adversely effect the realization of the Company's deferred tax asset.

Net Loss

    Fiscal 2001 vs. 2000:  The Company had net losses of $765,000 and $683,000 for the three and six month periods ended March 3, 2001, respectively, compared to $1,656,000 and $1,975,000 for the same periods a year ago. The net loss in the current year was principally the result of the increased reserve for doubtful accounts and the non-cash charge associated with the abandoned Colorado MEDtech transaction. Excluding the increased reserves, second quarter would have resulted in net income of $73,000 or 2 cents per share.

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flow provided by operating activities was $1,816,000 for the six months ended March 3, 2001. This primarily included net loss of $683,000, non-cash depreciation and amortization of $1,461,000, accounts receivable allowance increase of $1,230,000, non-cash expenses for the CMED transaction of $161,000, a deferred income tax benefit of $275,000 and a net increase of $153,000 in working capital investments during the first six months of fiscal 2001. The higher working capital investment resulted from increased accounts receivable of $108,000, increased inventories of $791,000 and decreased accrued employee costs and accrued liabilities of $245,000 mostly offset by higher accounts payable of $1,079,000.

    Accounts receivable average days outstanding were 51 days as of March 3, 2001 and March 4, 2000. During the second quarter, a customer receivable of approximately $930,000 became past due. The Company increased its reserves for doubtful accounts by $1,268,000 in the second quarter primarily due to this customer and others associated with changes in the Mexico operations. The Company is in the process of structuring a payment plan with this customer. In addition, the Company is actively working to obtain security positions in the customer's assets and collect past due balances associated with these receivables.

    The inventory increase is primarily due to increased finished goods in conjunction with meeting customer delivery and safety stock requirements. Annualized inventory turns were 6.8 for the second quarter of fiscal 2001 compared to 8.5 turns for the same period a year ago resultinf from higher finished goods to better meet our customer needs and inventory purchases to support new programs.

    In April 1996, the Company received proceeds of $5,625,000 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500,000 was used for the construction of the addition to the Company's manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90,000 in the first year and $95,000 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. During each third quarter of fiscal years 2000 and 1999, the Company repaid $700,000 of the construction and equipment bonds and in April 2001, another $700,000 was repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at March 3, 2001 and August 31, 2000 was 3.25% and 4.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company's property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25%.

    The Company has a revolving commitment with a financial institution for total borrowings of the lesser of $5,000,000 or the borrowing base, as defined in the agreement, with interest, based on the Company's option, at the prime rate of interest or 2.5% above the LIBOR rate. At March 3, 2001 the interest rate on the revolving commitment was 8.5%. The balance outstanding was $2,277,000 and $2,943,000 at March 3, 2001 and August 31, 2000, respectively.

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

    The revolving commitment and capital expenditure loan require the Company to maintain certain restrictive covenants. The Company was not in compliance with the tangible net worth, interest coverage or debt service coverage ratios at March 3, 2001, however these defaults have been waived.

    The Company has $178,000 of debt outstanding which requires monthly payments until May 2004 of approximately $5,000 for principal and interest and carries an interest rate of 8.19%.

    Restricted cash on the balance sheet represented an investment pledged as payment on a severance agreement, was held in a separate account and has been released to the Company's regular accounts as the obligation was paid.

    During fiscal 2001, the Company intends and the Board of directors has approved approximately $4.2 million of capital expenditures for manufacturing and facility improvements, of which $1,472,000 has been expended in the first half of fiscal 2001. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company's new facilities mainly in Tempe, Arizona and for the expected ramp up of Broadband products. It is expected that these expenditures will be funded primarily from operations and external financing.

Forward-Looking Statements

    Information in this document which is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained in this document, including risk assessment of doubtful accounts, the importance of specific technologies within specific markets, market projections, the estimated HEI and HEI Broadband revenue and profit growth and growth rates and the ability to generate income to utilize existing deferred tax assets are forward-looking statements. All of such forward-looking statements involve risks and uncertainties including, without limitation, adverse business or market conditions, the ability of HEI to secure and satisfy customers, the availability and cost of materials from HEI's suppliers, adverse competitive developments, change in or cancellation of customer requirements, and other risks detailed from time to time in HEI's SEC filings.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    The Company is exposed to certain market risks with its $5,000,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At March 3, 2001, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $2,277,000, $2,284,000 and $3,135,000, respectively. The revolving line of credit agreement bears interest, at the Company's option, at the prime rate of interest or 2.5% above the LIBOR rate. One capital expenditure loan bears interest, at the Company's option, at .25% above the prime rate of interest or 2.75% above the LIBOR rate. At March 3, 2001 the interest rates on the revolving commitment and capital expenditure loans were 8.5%, 8.75% and 8.19%, respectively. The IDRBs bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. At March 3, 2001 the interest rate on the IDRBs was 3.25%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  a)
  The Company held its Annual Meeting of Shareholders on January 24, 2001.

  b)
  The following matters were considered:

  1.
  Election of five Directors, each to serve a one-year term. The vote was as follows for each of the nominees.

Name	Affirmative	Authority Withheld
David W. Ortlieb	4,165,794	102,381
Mack V. Traynor	4,165,794	102,381
Edwin W. Finch, III	4,165,634	102,541
Anthony J. Fant	4,161,444	106,731
Steve E. Tondera, Jr.	4,115,917	152,258
    2.
    Increase in shares authorized for 1998 Stock Option Plan. Voting on the increase in shares authorized for 1998 Stock Option Plan was as follows: 2,300,953 shares in favor, 234,291 opposed, 6,502 abstentions and 1,726,429 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Reports on Form 8-K

    The Company filed a Form 8-K on February 20, 2001 in connection with an investor and financial analyst information memorandum dated February 16, 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC. (Registrant)
Date:	04/17/01	/s/ STEVE E. TONDERA Steve E. Tondera Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)

QuickLinks

HEI, Inc. Table of Contents
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
HEI, Inc. Consolidated Balance Sheets (In thousands, except per share amounts)
HEI, Inc. Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
HEI, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
HEI, Inc. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES