Form 10-Q
period 2001-06-02
HEI INC
filed 2001-07-17
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended June 2, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________ to ________ .
Commission File Number 0-10078

HEI, Inc.

(Exact name of Registrar in Its Charter)

Minnesota	41-0944876

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN	55386

(Address of principal executive offices)	(Zip Code)

(952) 443-2500

Issuer’s telephone number, including area code

None

Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___ .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of June 29, 2001, 4,999,960 shares of common stock, par value .05.

This Form 10-Q consists of 12 pages.

Table of Contents	HEI, Inc.

Part I -	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Results of

	Operations and Financial Condition	8-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Part II -	Other Information

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 2, 2001	August 31, 2000

Assets

Current assets:

Cash and cash equivalents	$50	$484

Restricted cash	—	86

	50	570

Accounts receivable, net	7,618	8,582

Inventories	5,851	5,869

Other current assets	1,501	807

Total current assets	15,020	15,828

Property and equipment:

Land	216	216

Building and improvements	4,088	4,170

Fixtures and equipment	18,740	17,265

Accumulated depreciation	(11,082)	(10,457)

Net property and equipment	11,962	11,194

Long-term investments	1,328	1,358

Other long-term assets	1,088	556

Total assets	$29,398	$28,936

Liabilities and Shareholders’ Equity

Current liabilities:

Revolving line of credit	$1,879	$2,943

Current maturities of long-term debt	1,437	1,107

Accounts payable	6,376	4,326

Accrued employee related costs	734	947

Accrued liabilities	851	603

Total current liabilities	11,277	9,926

Long-term liabilities, less current maturities	4,111	3,894

Total liabilities	15,388	13,820

Shareholders’ equity:

Undesignated stock; 5,000 shares authorized; none issued	—	—

Common stock, $.05 par; 10,000 shares authorized; 4,998 and 4,777 shares issued and outstanding	250	239

Paid-in capital	10,089	8,606

Retained earnings	4,936	6,271

Notes receivable	(1,265)	—

Total shareholders’ equity	14,010	15,116

Total liabilities and shareholders’ equity	$29,398	$28,936

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended			Nine Months Ended

	Jun. 2, 2001	Jun. 3, 2000		Jun. 2, 2001	Jun. 3, 2000

Net sales	$10,331	$	11,589	$36,936	$29,075

Cost of sales	8,663		9,203	30,242	24,365

Gross profit	1,668		2,386	6,694	4,710

Operating expenses:

Selling, general and administrative	1,434		1,639	4,527	4,769

Research, development and engineering	696		405	1,830	1,283

Other unusual charges	425		—	1,693	453

Operating income (loss)	(887)		342	(1,356)	(1,795)

Other expense, net	(106)		(94)	(670)	(204)

Income (loss) before income taxes	(993)		248	(2,026)	(1,999)

Income tax benefit	341		113	691	385

Net income (loss)	$(652)	$	361	$(1,335)	$(1,614)

Net income (loss) per common share

Basic	($0.13)	$	0.08	($0.28)	($0.34)
Diluted	($0.13)	$	0.07	($0.28)	($0.34)

Weighted average common shares outstanding

Basic	4,930		4,741	4,831	4,716
Diluted	4,930		5,200	4,831	4,716

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended

	June 2, 2001	June 3, 2000

Cash flow from operating activities:

Net loss	($1,335)	($1,614)

Equity in net loss from MSC	31	79

Depreciation and amortization	2,213	1,705

Accounts receivable allowance	1,230	25

Deferred income tax benefit	(615)	(467)

Non-cash expenses for CMED transaction	161	-

Loss on disposal of property and equipment and other	63	3

Changes in operating assets and liabilities:

Accounts receivable	(266)	(3,020)

Inventories	18	(2,417)

Income taxes	(86)	118

Other current assets	(72)	57

Accounts payable	2,050	1,533

Accrued employee related costs and accrued liabilities	121	(427)

Net cash flow provided by (used for) operating activities	3,513	(4,425)

Cash flow from investing activities:

Maturities of investments	-	3,744

Additions to property and equipment	(2,995)	(3,533)

Decrease in restricted cash	86	215

Additions to patents	(56)	-

Other long term prepaid assets	(500)	-

Net cash flow provided by (used for) investing activities	(3,465)	426

Cash flow from financing activities:

Issuance of common stock and other	68	333

Increase in deferred financing fees	(33)	(33)

Net issuances (repayments) of long-term debt	547	(810)

Borrowings on (repayments of) revolving line of credit	(1,064)	3,000

Net cash flow provided by (used for) financing activities	(482)	2,490

Net decrease in cash and cash equivalents	(434)	(1,509)

Cash and cash equivalents, beginning of period	484	2,043

Cash and cash equivalents, end of period	$50	$534

Non-cash disclosure:   During April, 2001, the Company issued notes receivable totaling $1,265 to certain officers and directors in connection with their exercise of stock options.

Supplemental disclosures of cash flow information:

Interest paid	$250	$180

Income taxes paid	14	55

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited) (In Thousands)	HEI, Inc.

(1)   Basis of Financial Statement Presentation

The unaudited interim consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Principles Board Opinion No. 18, the Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of June 2, 2001, the Company did not consider its equity method investment in Micro Substrates Corporation (MSC) to be impaired. On June 29, 2001, the Company exercised its option to acquire an additional twenty-five percent of MSC, which will increase the Company’s ownership to fifty-three percent.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report to Shareholders on Form 10-KSB for the year ended August 31, 2000. Interim results of operations for the three and nine-month periods ended June 2, 2001 may not necessarily be indicative of the results to be expected for the full year.

The Company’s quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2)   Mexico Closing Costs

During the third quarter of fiscal 2001, the Company announced the closing of the Mexico operations. The Company recorded costs associated with the closing of these operations of approximately $425 consisting of $150 in severance costs, $185 in facilities costs and $90 of other costs.

The severance costs relate to contractual severance obligations to contract employees located in Mexico as well as HEI employees located in Mexico and Tucson.

The facilities costs relate to consolidation of facilities including non-cancelable lease payments on the closed facilities and the write off of leasehold improvements and fixed assets.

		Paid or utilized as	Accrued at
	Expensed in 2001	of June 2, 2001	June 2, 2001

Severance costs	$150	$10	$140

Facilities costs	185	—	185

Other	90	—	90

	$425	$10	$415

The accruals of $415 remaining at June 2, 2001 are expected to be paid or utilized during fiscal 2001 and are included in accrued liabilities on the consolidated balance sheet.

(3)   Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

	June 2, 2001	August 31, 2000

Purchased parts	$4,082	$5,158

Work in process	558	418

Finished goods	1,211	293

	$5,851	$5,869

(4)   Net Income (Loss) Per Weighted Average Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. In periods where losses have occurred, options are anti-dilutive and thus have not been included in the diluted loss per share calculations.

	Three Months Ended		Nine Months Ended
	June 2, 2001	June 3, 2000	June 2, 2001	June 3, 2000

Basic common shares	4,930	4,741	4,831	4,716

Dilutive effect of stock options	—	459	—	—

Diluted common shares	4,930	5,200	4,831	4,716

(5)   Notes Receivable

During April 2001, the Company recorded notes receivable of $1,265 from certain employees and directors in connection with the exercise of stock options. These notes provide for full recourse to the individuals and bear interest at 8.25% and have a term of five years with quarterly interest payments for the first two years and quarterly interest and principal payments thereafter. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Results of Operations and

	Financial Condition (In Thousands)	HEI, Inc.

REVIEW OF OPERATIONS

Net Sales

Fiscal 2001 vs. 2000: HEI, Inc.’s net sales for the three and nine-month periods ended June 2, 2001 decreased 11% and increased 27%, respectively, compared to the same periods a year ago. The decrease in net sales in the three-month period ended June 2, 2001 is largely a result of the general economic slowdown specifically in the hearing, RFID/Access and electronic contract manufacturing markets. The increase in sales in the nine-month period ended June 2, 2001 is a result of general increases in almost all markets, including communications, hearing and laminates compared to the previous nine-month period. Sales for the Mexico operations that were closed in the third quarter were $1,298 and $4,565 for the three and nine-months ended June 2, 2001, respectively, compared to $1,177 and $1,849 for the same fiscal 2000 periods.

The Company’s sales are generally subject to the customers’ projected sales, production demands and inventory levels of the related product. To the extent that sales to any one customer represent a significant portion of the Company’s sales, any change in the level of sales to that customer can have a significant impact on the Company’s total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors result in significant fluctuations in sales from quarter to quarter.

Gross Profit

Fiscal 2001 vs. 2000: For the three and nine-month periods ended June 2, 2001, gross profit decreased $718 and increased $1,984, respectively, from the same periods last year. The gross profit margin for the three months ended June 2, 2001 decreased to 16% as compared to 21% in the comparable period last year. This decrease primarily reflects the decreased sales in the third quarter as compared to the third quarter of last year. The gross profit margin for the nine-months ended June 2, 2001 increased to 18% as compared to 16% in the same period last year. This increase primarily reflects increased economies of scale from fixed manufacturing costs as a result of increased revenues, improved product mix to more value added products and production efficiencies resulting in yield improvement. In addition, margins during the previous fiscal year included lower margin sales for the Company’s Mexico division and the Cross operations, start-up costs for the Tempe, Arizona laminate facility and significantly higher material costs on portions of the sales during the start-up of new programs.

Operating Expenses

Fiscal 2001 vs. 2000: Operating expenses in total were 25% and 22% of net sales for the three and nine-month periods, respectively, compared to 18% and 22% for the same periods last year. Operating expenses for the three and nine-month periods ended June 2, 2001 increased from last year’s comparable periods. For the first nine-months of this fiscal year, selling, general and administrative expenses decreased $242 primarily due to a decrease in costs associated with implementation of our Enterprise Resource Planning System. The increases in research, development and engineering expenses of $291 and $547 for the three and nine-month periods, respectively, were primarily due to increased development costs to support future business opportunities. Other unusual charges for the nine-month period ended June 2, 2001 includes $1,268 of allowance for doubtful accounts relating to the Mexico Division as well as $425 recognized during the third quarter for additional costs associated with the closing of the Mexico Division. During the second quarter of fiscal 2000, the Company expensed $453 of other unusual charges related to the acquisition of Cross.

Other Expense, Net

Fiscal 2001 vs. 2000: Other expense, net for the three and nine-month periods ended June 2, 2001, includes higher interest expense due to higher borrowings on the credit facility. Additionally, during the nine-month period the Company incurred a non-cash charge of $161 ($106 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction. These expenses were assumed by Anthony J. Fant, the largest shareholder in HEI. Accounting rules require HEI to record a charge for the Colorado MEDtech transaction even though these costs were assumed by Mr. Fant.

Income Taxes

Fiscal 2001 vs. 2000: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The expected effective income tax rate for fiscal 2001 is approximately 34%. The Company recorded an income tax benefit of $341 and $691 for the three and nine-month periods ended June 2, 2001, respectively, compared to an income tax benefit of $113 and $385 for the same periods a year ago. Management has performed an analysis of the recoverability of its net deferred tax asset which includes the impact of restructuring activities and the closing of the Mexico Division. Management believes it is more likely than not that the Company will realize the aggregate deferred tax asset of $1,495. Unanticipated negative changes in future operations of the Company could, however, adversely effect the realization of the Company’s deferred tax asset.

Net Income (Loss)

Fiscal 2001 vs. 2000: The Company had net losses of $652 and $1,335 for the three and nine-month periods ended June 2, 2001, respectively, compared to net income of $361 and net loss of $1,614 for the same periods a year ago. The net loss in the current year was principally the result of the increased reserve for doubtful accounts and other costs associated with the termination of the Mexico Division, increased development for new business opportunities and the non-cash charge associated with the abandoned Colorado MEDtech transaction.

FINANCIAL CONDITION — LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flow provided by operating activities was $3,513 for the nine-months ended June 2, 2001. This cash flow provided by operating activities is primarily a result of net loss of $1,335 and an increase in the deferred tax benefit of $615, which is offset by non-cash expenses totaling $3,698 and an increase in accounts payable of $2,050.

Accounts receivable average days outstanding were 61 days as of June 2, 2001 as compared to 50 days as of June 3, 2000. In the second quarter of fiscal 2001, the Company increased its reserves for doubtful accounts by $1,268 mostly related to the Mexico Division. The Company believes that the current allowance for doubtful accounts balance is adequate to cover any uncollectable accounts.

Inventory is relatively consistent with the August 31, 2000 balance. Annualized inventory turns were 6.0 for the third quarter of fiscal 2001 compared to 8.0 turns for the same period a year ago resulting from higher finished goods to comply with customer contracts and to better meet our customer needs as well as delayed orders by customers.

In April 1996, the Company received proceeds of $5,625 from the issuance of Industrial Development Revenue Bonds. Of these proceeds, approximately $1,500 was used for the construction of the addition to the Company’s manufacturing facility in Victoria, Minnesota and the remainder was used for equipment purchases. The bonds relating to the facility expansion require annual principal payments of $90 in the first year and $95 on April 1 of each year thereafter through 2011. The bonds relating to the purchased equipment require payments over seven years from the date of purchase of the equipment through no later than April 1, 2005. During each third quarter of fiscal years 2000 and 1999, the Company repaid $700 of the construction and equipment bonds and in April 2001, another $700 was repaid. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at June 2, 2001 and August 31, 2000 was 3.02% and 4.70%, respectively. The bonds are collateralized by two irrevocable letters of credit and certain of the Company’s property and equipment. A commitment fee is paid annually to a financial institution at a rate of 1.25% in connection with these letters of credit.

The Company has a revolving commitment with a financial institution for total borrowings of the lesser of $5,000 or the borrowing base, as defined in the agreement, with interest, based on the Company’s option, at 1% above the prime rate of interest or 3.5% above the LIBOR rate. At June 2, 2001 the interest rate on the revolving commitment was 8%. The balance outstanding was $1,879 and $2,943 at June 2, 2001 and August 31, 2000, respectively.

In August 2000, the Company arranged for financing of a capital expenditure loan. According to the terms of the loan, the Company will receive up to $5,000 reimbursement for capital equipment expenditures and will make equal monthly payments based on a term of 60 months from the date the money is borrowed. The capital expenditure loan is due and payable in August 2003 or later, contingent on the renewal of the bank agreement. At June 2, 2001, the Company has borrowed $3,256 in connection with the capital expenditure loan.

The revolving commitment and capital expenditure loan require the Company to maintain certain restrictive covenants. The Company was not in compliance with the tangible net worth or year to date net loss covenants at June 2, 2001. The financial institution has waived the covenants for the third quarter and the Company is currently in discussions with the financial institution to reset the covenants for the fourth quarter of fiscal 2001 and going forward. The Company expects to reach an agreement with the financial institution prior to August 31, 2001 and accordingly has continued to classify the debt as non-current.

The Company has $167 of debt outstanding, which requires monthly payments until May 2004 of approximately $5 for principal and interest and carries an interest rate of 8.19%.

Restricted cash on the balance sheet represented an investment pledged as payment on a severance agreement, was held in a separate account and was released to the Company’s regular accounts as the obligation was paid.

During fiscal 2001, the Company intends and the Board of Directors has approved approximately $4,200 of capital expenditures for manufacturing and facility improvements, of which $2,995 has been expended in the first nine-months of fiscal 2001. These additions will increase manufacturing capacity to meet anticipated requirements including additional equipment for the Company’s new facilities mainly in Tempe, Arizona and for the expected ramp up of Broadband products. It is expected that these expenditures will be funded primarily from operations and external financing. Management believes that cash, cash equivalents and other working capital provided from operations, together with other external financing sources, are sufficient to meet current and foreseeable operating requirements of the Company’s business.

Forward-Looking Statements

Information in this document which is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained in this document, including risk assessment of doubtful accounts, the importance of specific technologies within specific markets, market projections, the estimated HEI and HEI Broadband revenue and profit growth and growth rates and the ability to generate income to utilize existing deferred tax assets are forward-looking statements. All of such forward-looking statements involve risks and uncertainties including, without limitation, adverse business or market conditions, the ability of HEI to secure and satisfy customers, the availability and cost of materials from HEI’s suppliers, adverse competitive developments, change in or cancellation of customer requirements, and other risks detailed from time to time in HEI’s SEC filings.

Item 3. Qualitative and Quantitative Disclosures About Market Risk (In Thousands)

The Company is exposed to certain market risks with its $5,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At June 2, 2001, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,879, $3,113 and $2,435, respectively. The revolving line of credit agreement bears interest, at the Company’s option, at 1% above the prime rate of interest or 3.5% above the LIBOR rate. One capital expenditure loan bears interest, at the Company’s option, at 1.25% above the prime rate of interest or 3.75% above the LIBOR rate. At June 2, 2001 the interest rates on the revolving commitment and capital expenditure loans were 8%, 8.25% and 8.19%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. At June 2, 2001 the interest rate on the IDRBs was 3.02%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Reports on Form 8-K

The Company filed a Form 8-K on May 16, 2001 in connection with an investor and financial analyst information memorandum dated May 15, 2001. The Company filed a Form 8-K on April 20, 2001 in connection with a press release providing a business and financial update dated April 19, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

(Registrant)

Date:	07/17/01	/s/ Steve E. Tondera, Jr.

Steve E. Tondera, Jr. Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)