Form 10-K
period 2001-08-31
HEI INC
filed 2001-11-09
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-10078

HEI, Inc.

(Exact name of registrant as specified in its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

Issuer’s telephone number, including area code:

(952) 443-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.05 Per Share

(Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

     Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.      ☑

     The aggregate market value, in thousands, as of November 8, 2001 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $34,936.

     As of November 8, 2001, 5,985,710 Common Shares, par value $.05 per share, were outstanding.

Documents Incorporated by Reference

     Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held January 30, 2002, which will be filed not later than 120 days from August 31, 2001, and are incorporated by reference into Part III.

RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
PART III
INDEPENDENT AUDITORS’ REPORT
SIGNATURES
First Amendment to Credit Agreement
Second Amendment to Loan Security Agreement
Third Amendment to Loan Security Agreement
Amended and Restated Capital Expenditure Note
Amended and Restated Capital Expenditure Note
*
Amended and Restated Capital Expenditure Note
Amendment No. 1 to Patent Trademark and License Ag
Amended and Restated Revolving Note
Subsidiaries of the Registrant
Consent of KPMG LLP

FORWARD-LOOKING STATEMENTS

      This Annual Report includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding technology, markets, growth and earnings expectations based on the Company’s current assumptions, which involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, adverse business or market conditions; the ability of the Company to attract and satisfy customers; the availability and cost of materials from HEI’s suppliers; adverse competitive developments; change in or cancellation of customer requirements; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements; HEI undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

      HEI, Inc. and subsidiaries are referred to herein as HEI or the Company, unless the context indicates otherwise. All dollar amounts are in thousands of US dollars except for per share amounts.

PART I

(Dollars in thousands)

Item 1.      Description of Business

(a)  Business Development

      HEI, Inc. (“HEI”), a Minnesota corporation, was incorporated as Hybrid Electronics Inc. in 1968 and changed its name to HEI, Inc. in 1969. In fiscal 1997, the Company sold its optoelectronic switch assembly business and related assets. During fiscal year 1999, the Company formed a subsidiary, HEI Export, Inc., as a foreign sales corporation. During fiscal year 2000, the Company acquired Cross Technology, Inc. (Cross), now a wholly-owned subsidiary of HEI. Under the terms of the acquisition, 600,000 shares of HEI common stock were exchanged for all of the outstanding stock of Cross. The transaction has been accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated to include the combined results. The acquisition of Cross was a strategic move to expand our product offerings in the ultraminiature markets that we serve. In fiscal 2001, the Company closed the Mexico division, disposing of some assets and relocating some assets to its other facilities.

(b)  Business of the Company

Principal Products and Services —

•	Microelectronics — HEI’s microelectronics division designs and manufactures ultraminiature microelectronic devices and high technology products incorporating these devices. These custom microelectronic devices typically consist of placing or assembling one or more integrated circuits (IC) or commonly referred to as “chips” and other passive electrical components onto a ceramic or organic substrate. The microelectronic assembly typically embodies the primary functions of our products, such as hearing aids, defibrillators and communication components. For example, in hearing aids the microelectronic assemblies we design and make are contained within a shell and connected to a microphone, receiver and battery. HEI’s custom-built microelectronics are employed in the hearing, medical, telecommunications and RFID markets.

Our newest technology allows us to manufacture miniature packages that are specially designed to hold and protect high frequency chips for broadband communications. This package with the enclosed chip or IC may then easily and inexpensively be attached to the circuit board without degrading the high-frequency performance of the chip. These packages, and the high- frequency chips that they contain, are specifically designed for applications in high-speed optical communication devices — the individual parts of the fiber-optic telecommunications network that companies and individuals use to transmit data, voice, and video across both short as well as very long distances. They are also used in wireless communication devices similar to home satellite dish systems, or wireless local area networks that allow computers to communicate with each other without having to be connected with wires. Another example of our technology is the way we build the driver amplifiers for 10 and 40 gigabit per second fiber optic transceivers. The fiber-optic telecommunications networks that are used today rely on devices that “pump” the signals down the fiber-optic “pipeline”. The speed that the information can travel is measured in gigabits per second. As our society requires more and more information to pass down these fiber-optic pipelines, it is necessary to have faster and faster transmission speeds. Our 10 and 40 gigabit per second driver modules represent high-speed amplifiers that are both high-performance and can be manufactured at costs we believe are significantly lower than our competitors.

•	RFID/ Access — Through the Company’s subsidiary, Cross, wireless smart cards and other ultra-miniature radio frequency (RF) applications are manufactured. Ultraminiature electronic modules are connected to an RF coil, which creates an assembly. This entire assembly is contained within a smart card or wireless card (about the same size as a credit card) used for financial and security access applications.

•	High Density Interconnect — The Company’s Tempe, Arizona location manufactures and designs high density, high quality flex circuits and high-performance laminate-based substrates. Significant portions of the substrates produced at this location are further processed by HEI into custom-built microelectronics. The high density interconnect location serves the hearing, medical and communications markets.

      Manufacturing Process: Our products are manufactured by fabricating a substrate and placing integrated circuits (IC) and passive electrical components onto that substrate. Substrates are made of multi-layer ceramic or laminate materials. The process of placing components onto the substrate is automated using sophisticated equipment which picks an integrated circuit from a wafer or waffle pack and places it onto a substrate with very high precision. Many of the components require wire bonding to electrically connect them to the substrate. We then electrically test the microelectronic assemblies to ensure required performance.

      Customer Supply Agreements: HEI sells through its Company-employed sales force based at its facilities in Minnesota and Arizona, as well as through its independent sales representatives.

      We strive to obtain annual contracts with our major customers. Annual contracts allow for favorable vendor agreements, capacity planning and typically more favorable contractual terms and conditions. It is common for annual contracts to specify minimum purchase quantities, product lead times, material and quality requirements in addition to general business terms and conditions, including termination clauses, which help to protect the Company from obsolete inventory.

      For customers with lower demand requirements the Company commonly uses customer supplied Purchase Orders (PO) to plan production and procure materials. These programs are subject to our standard terms and conditions including cancellation clauses.

      Component Supply Operations: For all application specific, or custom material, we try to match the quantities and terms related to the supply of such product of the customer and all major vendors. We prefer to have long-term agreements with our customers and then with our vendors. The Company attempts to align terms of such agreements with our customers and vendors, so that they will be consistent with each other in order to minimize risk of obsolete or unusable inventory. Typically, there are many sources of raw material supplies available nationally and internationally; however, some raw materials we use are customer specified and may only be available from customer specified vendors or supplied by the customer itself.

      Proprietary Technology: The Company has proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with its customers and vendors, and non-disclosure agreements with many of its employees. Additionally, the Company will apply for new patents whenever appropriate. The Company holds four microelectronic process and design patents, which expire at dates ranging from 2018 through 2021. The two most significant patents held by the Company are the High Density Stacked Circuit Module and the

Interconnection Device. The High Density Stacked Circuit Module is a method of stacking two or more integrated circuits and then electrically interconnecting them. This approach allows the use of the thickness of the circuit to add capabilities rather than increase the width and length. The result is a more compact device than can be attained using conventional methods. The primary application is in our hearing market, where smaller circuits make it possible to fit more people with hearing aides and makes the hearing aid less obtrusive. The Company’s latest design patent, the Interconnection Device, allows for the cost effective use of high-speed, millimeter wave integrated circuits by placing them into surface mount packages. These surface mount packages allow our customers to cost effectively incorporate those packages into their products, and also permits a rapid increase to high volume manufacturing, using standard high volume assembly equipment.

      Government Regulations: We are not typically subject directly to Government regulations. Within the medical product group, the Company is subject to customer specific audits, which are consistent with FDA regulations, but focus only on regulatory requirements specific to our products and manufacturing processes. In the communications markets, the Company is typically subject to industry standards (such as Telcordia) for performance and qualification testing.

      Dependence on Single or Few Customers: The table below shows approximate percentage of our sales to major customers which accounted for more than 10% of total sales in fiscal years 2001, 2000, and 1999.

Customer	2001	2000	1999

Customer A	26%	15%	—

Customer B	25%	42%	52%

Customer C	10%	—	13%

Customer D	—	11%	—

      Customer A and B represent Sonic Innovations, Inc. and Siemens, Inc., respectively, which both operate in the hearing market. The increase in business with Sonic over the last two years is the result of producing higher value-added products. Customer C is Agere Systems and is a customer in the communications market. Customer D represents Motorola, Inc., which is a customer in the RFID market. The decline in revenue in fiscal 2001 is a result of Motorola’s decision to sell or close their smart-card businesses. For financial information about revenues from external customers attributed to specific geographic areas please see Item 8 — Note 2 to the financial statements.

      Following is the approximate percentage of the Company’s sales by market segment served:

Market	2001	2000	1999

Hearing/ Medical	61%	63%	69%

Communications	17%	10%	14%

RFID	14%	20%	16%

Other	8%	7%	1%

      We believe that diversification between our key markets is important. Our goals are to have no one market account for 40% or more of our sales, no one customer at 25% or greater revenue and no one program at 10% or greater. Likewise we seek to operate our business to avoid risking concentrations or our business with on customer or program.

      Competition: In each of its product lines, the Company has significant competition, including users who may produce the same or similar products themselves. The Company obtains new business by identifying customer needs and first, designing and engineering its products to meet those needs in the most ultraminiature and cost effective way. We then manufacture those electronic assemblies with the highest degree of automation to ensure quality and low cost. Finally, we compete on the basis of full service to obtain new and repeat orders. Our competitive advantage starts with knowledge of the market requirements and investment in technology to meet those demands. We then design products to application specific requirements, and automate our factories to achieve the highest level of quality at the lowest cost. Application specific requirements typically include: very small size, low power, high performance and low cost. We are a full-service supplier and partner with its customers, providing full “turn-key” capability.

      Research and Development: The amount spent on Company-sponsored research and development activities aggregated approximately $2,433, $1,764 and $1,343 for the years ended August 31, 2001, 2000 and 1999, respectively.

      Employees: On August 31, 2001, we employed approximately 207 persons of whom one was part-time.

Item 2.      Description of Property

      The Company owns a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, which was originally built in August 1981. Victoria is a suburb of Minneapolis. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The addition was financed through the issuance of an Industrial Development Revenue Bond (IDRB) with the City of Victoria, on the property and certain equipment. The IDRB is further collateralized by letters of credit from LaSalle Business Credit, Inc. The Company mortgaged the property to secure the credit facility with LaSalle Business Credit, Inc.

      The Company leases a 14,000 square foot facility in Tempe, Arizona for its high density interconnect business. The Company leases a 20,000 square foot facility in Chanhassen, Minnesota, for part of its RF business. The Tempe, Arizona and Chanhassen, Minnesota facilities are leased until July 2005 and October 2007, respectively.

Item 3.      Legal Proceedings

      As of November 8, 2001 there are no material legal proceedings pending against the Company or its properties. From time to time we may become involved in routine litigation incidental to our business.

Item 4.      Submission of Matters to a Vote of Security-Holders

      None.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

      The Company’s common stock is currently traded on The Nasdaq National Market under the symbol HEII. Below are the high and low closing bid prices for each quarter of fiscal year 2001 and 2000, as reported by Nasdaq.

2001	High	Low

First Quarter	$23.500	$9.000

Second Quarter	15.000	8.500

Third Quarter	12.813	4.800

Fourth Quarter	9.730	6.350

2000	High	Low

First Quarter	$6.875	$5.250

Second Quarter	16.625	6.875

Third Quarter	16.125	9.063

Fourth Quarter	23.250	11.000

      As of November 7, 2001, we had 332 shareholders of record. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future the company will follow a policy of retaining earnings in order to finance the continued development of its future business. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, the earnings, capital requirements and operating and financial condition of the Company. In addition, the terms of our agreement with our bank contains restrictions on our right to pay dividends.

      On August 29, 2001, we sold 950,000 unregistered shares of HEI Common Stock. These newly issued shares were sold to: The Paisley Fund, L.P., RS Paisley Pacific Master Fund Unit Trust, RS Smaller Company Growth, RS Diversified Growth, Constable Capital, LLC and ThinkEquity Partners, LLC, all of whom were accredited investors, pursuant to Rule 506 of Regulation D. The title of the unregistered shares is HEI Common Stock, $.05 par value and the aggregate purchase price for the shares was $6,650, which the company will use to increase working capital and for future capital expenditures. There was a 5% underwriting discount and the placement agent, ThinkEquity Partners, LLC, received 47,500 warrants convertible to shares of common stock at a price of $8.05. The Company is in the process of registering these shares.

Item 6.      Selected Financial Data

HEI, INC. AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION

Years Ended August 31	2001(a)	2000(b)	1999(c)	1998(d)	1997(e)

	(In thousands, except per share amounts)

Net sales	$44,832	$42,799	$29,089	$24,766	$34,193

Cost of sales	36,841	35,544	22,378	19,104	26,320

Gross profit	7,991	7,255	6,711	5,662	7,873

Operating expenses:

Selling, general and administrative	5,806	6,338	4,623	3,498	3,495

Research, development and engineering	2,433	1,764	1,343	852	843

Unusual charges	1,693	453	490	5,664	(215)

Operating income (loss)	(1,941)	(1,300)	255	(4,352)	3,750

Other income (expense), net	(2,182)	(227)	380	580	447

Income (loss) before income taxes	(4,123)	(1,527)	635	(3,772)	4,197

Income tax expense (benefit)	(930)	(372)	242	(1,354)	1,497

Net income (loss)	$(3,193)	$(1,155)	$393	$(2,418)	$2,700

Net income (loss) per basic share	$(0.65)	$(0.24)	$0.08	$(0.52)	$0.57

Net income (loss) per diluted share	$(0.65)	$(0.24)	$0.08	$(0.52)	$0.55

Weighted average common shares outstanding:

Basic	4,881	4,726	4,698	4,685	4,735

Diluted	4,881	4,726	4,701	4,685	4,879

Balance sheet:

Working capital	$8,793	$5,902	$8,333	$12,175	$15,540

Total assets	27,528	28,936	23,739	23,878	26,264

Long-term debt, less current maturities	3,972	3,894	3,415	3,835	4,787

Shareholders’ equity	18,420	15,116	15,566	15,135	17,580

(a)	In fiscal 2001, Other Unusual Charges consist of costs related to the closure of the Mexico division of $425 and $1,268 loss on the write-off of accounts receivable primarily related to customers of the Mexico Division and Other income (expense), net includes the write-off of the investment in MSC.

(b)	In fiscal 2000, Other Unusual Charges of $453 consist of acquisition transaction costs related to the Cross Technology acquisition.

(c)	In fiscal 1999, Other Unusual Charges of $490 related to the severance agreement between the Company and the former Chief Executive Officer.

(d)	In fiscal 1998, Other Unusual Charges of $5,664 relates to one-time expenses related to proxy contest and change of control costs.

(e)	In fiscal 1997, Other Unusual Charges of ($215) relates to the gain on sale of a product line.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Percentage of Sales

	2001	2000	1999

Sales	100%	100%	100%

Gross profit	18%	17%	23%

Selling, general and administrative	13%	15%	16%

Research, development and engineering	5%	4%	5%

Other	4%	1%	2%

Sales

      2001 vs. 2000: Sales in fiscal 2001 increased $2,033, or 5%, as compared to fiscal 2000. This increase in sales occurred in the first half of fiscal 2001, primarily a result of increases in the hearing and medical business, as well as Mexico and laminate sales, which were offset to a lesser extent by a decrease in Cross revenues as a result of a decline in sales to a significant customer early in the year. During the year, the Company continued to diversify its customer base with the largest customer in fiscal 2001 representing 26% of revenue compared to 42% in fiscal 2000.

      2000 vs. 1999: Sales in fiscal 2000 increased $13,710, or 47%, as compared to fiscal 1999. This increase was primarily in the hearing aid market for microelectronics. Each division (Microelectronics, Cross Technology, Mexico and High Density Interconnect) contributed to the growth in sales. The largest customer accounted for 42% of sales in 2000. The reason for the decrease in the percentage of sales to the Company’s largest customer is primarily due to the diversification of the Company’s customer base as well as the start up of operations in Mexico.

Gross Profit

      2001 vs. 2000: The Company’s gross profit as a percentage of sales was 18% in fiscal 2001, as compared to 17% in fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to start-up costs in the prior year for the high density interconnect division, which were offset by higher operating losses for the Mexico division, which was closed in the third quarter of fiscal 2001.

      2000 vs. 1999: The Company’s gross profit as a percentage of sales was 17% in fiscal 2000, as compared to 23% in fiscal 1999. The reduction in gross profit as a percentage of sales was primarily due to lower margin sales for the Company’s Mexico division and Cross operations and start-up costs for the high density interconnect facility. The lower margins for the Company’s Mexico division are primarily a result of higher material content on revenue and lower than anticipated sales volumes.

Operating Expenses

      2001 vs. 2000: Selling, general and administrative expenses decreased by $532 in fiscal 2001, which is a result of higher costs in fiscal 2000 from implementing a new enterprise resource planning (ERP) system and start-up costs related to the high density interconnect division. In fiscal 2002, the Company expects a decrease in selling, general and administrative costs in total dollars and as a percent of sales.

      Research, Development and Engineering costs have increased in fiscal 2001 by $669, or 38%, compared to fiscal 2000. The increase is a result of an emphasis on new product development, especially in the broadband communications market, as well as new process and product development in all focus markets.

      Unusual charges of $1,693 in fiscal 2001 relates to the write-off of accounts receivable related to customers of the Mexico operations of $1,268 in the second quarter and $425 of costs associated with the shut down of the Mexico operations in the third quarter. The closing of the Mexico division is a result of the loss from operations for fiscal 2001 of approximately $2,450, including the write-off of accounts receivable and closure costs. The continuing revenue base in Mexico was unable to support the business and was not meeting our requirements for profitability. In fiscal 2000, other operating costs of $453 are acquisition transaction costs related to the acquisition of Cross in March 2000.

      2000 vs. 1999: Fiscal 2000 selling, general and administrative and research, development and engineering expenses increased $2,136, or 36%, over the previous year. This increase was due to increased selling costs to develop new business and support new operations, non-capitalizable costs associated with implementing a new enterprise resource planning (ERP) system and start-up costs related to the high density interconnect division (which are expensed as incurred) and increased development costs to support future business opportunities. In addition to these costs, the Company incurred $453 of acquisition transaction costs related to the acquisition of Cross in March 2000.

Other Income (Expense), Net

      2001 vs. 2000: In the fourth quarter of fiscal 2001, the Company wrote off its equity investment in Micro Substrates Corporation (MSC). Including this write-off, expenses incurred related to MSC for fiscal 2001 were $1,450.

      Other expense in fiscal 2001 of $732 increased $647 as compared to fiscal 2000, primarily due to higher interest expense, as a result of decreased average cash balances and increased short and long-term debt throughout fiscal 2001, partially offset by interest on loans receivable. The Company expects that other income (expense) for fiscal 2002 will be lower than fiscal 2001 as a result of the increased cash from the private placement that was completed in August 2001 and the general decrease in interest rates.

      2000 vs. 1999: Other income (expense) decreased $523 to a net expense of $85 in fiscal 2000 as compared to fiscal 1999 primarily due to lower investment balances and increased short and long-term debt resulting in higher interest costs.

Income Tax Expense (Benefit)

      2001 vs. 2000: The income tax benefit of $930 in fiscal 2001 increased over fiscal 2000 by $558. The increase is a result of the larger loss before income taxes in the current year. The effective tax rate of 22.6% in fiscal 2001 is lower than the federal and state statutory tax rate due to the loss on the MSC investment, which created a capital loss. The realization of the capital loss will not occur until the Company generates capital gains. As it is more likely than not that such capital gains will not occur, the Company has placed a valuation allowance of $510 on the deferred tax asset arising from the MSC capital loss.

      2000 vs. 1999: The income tax benefit in fiscal 2000 of $372 increased by $614 from the income tax expense of $242 in fiscal 1999. The effective tax rates for fiscal 2000 and fiscal 1999 are 24.4% and 38.1%, respectively. The decrease in the effective rate is largely a result of the non-deductible nature of the acquisition costs related to the Cross Technology acquisition in fiscal 2000.

Net Income (Loss)

      2001 vs. 2000: The Company had a net loss of $3,193 in fiscal 2001 compared to a net loss of $1,155 in fiscal 2000. The net loss in fiscal 2001 was primarily a result of the operating loss and closure of the Mexico operations, including the accounts receivable write-off, and the impairment charge for MSC. Excluding Mexico and MSC, the net loss for fiscal 2001 was $164.

      2000 vs. 1999: The Company had a net loss of $1,155 in fiscal 2000 compared to net income of $393 in fiscal 1999. The loss in fiscal 2000 was a result of lower gross profit and higher expenses associated with the ramp up of the Mexico and high density interconnect facilities, ERP implementation costs, the Cross acquisition costs and higher debt.

Financial Condition

      The Company’s net cash flow provided by operating activities for the year ended August 31, 2001 was $3,930. The cash flow generated was a result of improvements in the key working capital accounts of accounts receivable, inventories and accounts payable, which resulted in $3,100 with operating results contributing $700. The decrease in accounts receivable, inventories and accounts payable is attributable primarily to the decrease in revenue over the last half of the fiscal year as compared to the comparable prior year period.

      Accounts receivable average days outstanding was 74 days at August 31, 2001 compared to 49 days at August 31, 2000. Inventory turns were 7.0 and 7.4 for the years ended August 31, 2001 and 2000, respectively. The increased days outstanding and decreased inventory turns were primarily due to the slow down in revenue in the last half of the fiscal year, as well as a general slow down in customer payment practices throughout the industry.

      The current ratio at the end of fiscal 2001 was 2.7:1 as compared to 1.6:1 at the end of fiscal 2000. The increased current ratio is principally due to increased cash and cash equivalents and reduced outstanding revolving line of credit balances as a result of the $6,222 private placement of common stock completed in August 2001.

      The Company has a maximum of $5,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $8,500 capital expenditure term loan which both expire in August 2004 (see Notes 5 and 6 under Notes to Consolidated Financial Statements). As of August 31, 2001, there were $10 and $2,824 of borrowings under the line of credit and capital expenditure term loan, respectively. Approximately $5,000 of the capital expenditure term loan will be available for use by the Company after the Company meets certain financial covenants, which are calculated monthly, in fiscal 2002 and beyond.

      The Company’s long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. Losses associated with the Mexico operations and the general economic slowdown in the hearing, RFID/ Access and other electronic contract manufacturing markets that the Company operates in have resulted in adverse operating results in fiscal 2001. Due to these adverse operating results, the Company was not in compliance with the interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2001. The Company has amended the agreement with the financial institution, which waives the events of default at August 31, 2001 and amends the covenants for fiscal 2002. Based on current projections, the Company believes that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

      During fiscal 2001, the Company purchased $3,418 of property and equipment, primarily for production equipment to prepare for production orders for the Company’s broadband products. These purchases were funded through cash flow from operations and utilization of the capital expenditure term loan.

      During fiscal 2002, the Company intends to expend approximately $2,500 for manufacturing and facility improvements and capital equipment. These additions will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

      The Company believes that its existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for the Company to meet its short and long-term debt obligations and operating requirements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk (In thousands)

      The Company is exposed to certain market risks with its $5,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At August 31, 2001, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $10, $2,824 and $2,435, respectively. The revolving line of credit agreement bears interest, at the Company’s option, at 1% above the prime rate of interest or 3.5% above the LIBOR rate. The capital expenditure loans bears interest, at the Company’s option, at 1.25% above the prime rate of interest or 3.75% above the LIBOR rate. At August 31, 2001 the interest rates on the revolving commitment and capital expenditure loans were 7.5% and 7.75%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. At June 2, 2001 the interest rate on the IDRBs was 2.11%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates at August 31, 2001. If market interest rates had increased by 1% on August 31, 2001, this would have resulted in an increase to interest expense of approximately $53 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

RISK FACTORS (In thousands except per share amounts)

      This Annual Report contains forward-looking statements that are based on the Company’s current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, adverse business or market conditions, the ability of the Company to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments, and change in or cancellation of customer requirements.

      The forward-looking statements included herein are based on current assumptions that the Company will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within the Company’s markets will not change materially or adversely, that the Company will continue to identify and satisfy customer needs for products and services, that the Company will be able to retain and hire key personnel, that its equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. The Company operates in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

      Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

      Our business, operating results and financial condition may be adversely affected if we are unable to develop new products and services. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

•	identify new product and service opportunities; or

•	develop and introduce new products and services to market in a timely manner.

      If we are unable to accomplish these tasks, our business, operating results and financial condition could be materially adversely affected.

      Our business, operating results and financial condition may be adversely affected if we fail to properly anticipate the market for new products and services. Even if we are able to successfully identify, develop, and introduce new products and services, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results and financial condition could be materially adversely affected. The following factors could affect the success of our products and services in the microelectronic and other marketplaces:

•	the failure of our business plan to predict accurately the rate at which the market for microelectronic products and services will grow;

•	the failure of our business plan to predict accurately the types of products and services the future microelectronic marketplace will demand;

•	our limited experience in specific market segments in marketing our products and services;

•	the failure of our business plan to predict accurately our future participation in the microelectronic marketplace;

•	the failure of our business plan to predict accurately the estimated sales cycle, price and acceptance of our products and services;

•	the development by others of products and services that render our products and services noncompetitive or obsolete; or

•	our failure to keep pace with the rapidly changing technology, evolving industry standards and frequent new product and service introductions that characterize the microelectronic marketplace.

      The sales cycle for our products and services is lengthy and unpredictable, and we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue. While our sales cycle varies from customer to customer, it typically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of these things, we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue.

      Our business may suffer if we are unable to protect our intellectual property rights. Intellectual property rights are important to our success and our competitive position. We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our intellectual property rights. There is no assurance that these agreements, provisions and laws will be adequate to prevent the imitation or unauthorized use of our intellectual property. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which infringement of our intellectual property exists, we expect infringement to be a persistent problem. In addition, the laws of some foreign countries do not protect our products to the same extent that the laws of the United States protect our products. If our intellectual property rights are not protected our business may suffer, which could cause our stock price to decline. Furthermore, even if the agreements, provisions and intellectual property laws prove to be adequate to protect our intellectual property rights, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our products or technologies.

      Third-party intellectual property infringement claims may be costly and may prevent the future sale of our products. Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. Third parties may claim that our products infringe upon their intellectual property rights. Any such claim may have a material adverse affect on our business, which could cause our stock price to decline. In particular, defending against third-party infringement claims may be costly and divert important management resources. Furthermore, if these claims are successful, we may have to pay substantial royalties or damages, remove the infringing products from the marketplace or expend substantial amounts in order to modify the products so that they no longer infringe on the third party’s rights.

      We may pursue future acquisitions and investments that may adversely affect our business. In the future we may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our business. Such acquisitions, though, involve certain risks:

•	We may not be able to identify or make strategic acquisitions.

•	We may not be able to negotiate or finance the acquisition successfully.

•	The integration of acquired businesses, products or technologies into our existing business may fail.

•	We may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

      Our business may be adversely affected if our customers are unable to gain market acceptance for the products we develop or manufacture for them. We design and manufacture components for other companies. We also sell proprietary products that contain components to other companies and end-user customers. For products we manufacture (manufactured for others or those we sell directly), our success is dependent on the acceptance of those products in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new procedure. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Some of our customers, especially emerging growth companies, have limited or no experience in marketing their products and may be unable to establish effective sales and marketing and distribution channels to rapidly and successfully commercialize their products. If our customers are unable to gain any significant market acceptance for the products we develop or manufacture for them, our business will be adversely affected.

      Our business may be adversely affected if we fail to comply with environmental laws and regulations. We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes or cease operations.

      Our business, operating results and financial condition may be adversely affected if our products or the products that incorporate our products are deemed to pose health risks. News reports have asserted that power levels associated with hand held cellular telephones and infrastructure equipment may pose health risks. If it were determined or perceived that electromagnetic waves carried through wireless communications equipment create a health risk, the market for our wireless customers’ products could be severely reduced, which could in turn have a material adverse affect on our business, operating results and financial condition. Moreover, if wireless communications systems or other systems or devices that rely on or incorporate our products are determined or alleged to create a health risk, we could be named as a defendant, and held liable, in product liability lawsuits, which would materially adversely affect our business, operating results and financial condition.

      Our business, operating results and financial condition may be adversely affected if the products we design and manufacture are the subject of product recalls or product liability claims. A number of the components we design or manufacture are for medical devices. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If a component we designed or manufactured is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the component or the product in which it is used may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall on our business might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and damage to our reputation, each of which would have a material adverse effect on our business, operating results and financial condition.

      Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control, which may cause our stock price to decline. We have experienced substantial fluctuations in our annual and quarterly operating results, and such fluctuations may continue in future periods. Our operating results are affected by a number of factors, many of which are beyond our control, including the following:

•	we may manufacture products that are custom designed and assembled for a specific customer’s requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all;

•	we may incur significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which we attempt to seek reimbursement from the customer;

•	we may experience fluctuations and inefficiencies in managing inventories, fixed assets, components and labor, in the degree of automation used in the assembly process, in the costs of materials, and the mix of materials, labor, manufacturing, and overhead costs;

•	we may experience unforeseen design or manufacturing problems, price competition or functional competition (other means of accomplishing the same or similar packaging end result);

•	we may be unable to pass on cost overruns;

•	we may not have control over the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided; and

•	we may experience variance in the amount and timing of orders placed by a customer due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product demand attributable to, among other things, product life cycles, competitive factors, and general economic conditions.

Any one of these factors, or a combination of one or more factors, could adversely affect the Company’s annual and quarterly operating results, which in turn may cause our stock price to decline.

      Our customers generally require short delivery cycles and a substantial portion of our backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during or immediately prior to the quarter, which are difficult to forecast in advance of that time. The short lead-time for our backlog also affects its ability to accurately project production and inventory levels. In addition, a significant portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on our operating results.

      We are dependent on a single industry, and our business and revenues may be adversely affected by trends in that industry. During the past several years, we have been significantly dependent on a single market. In fiscal 2001, 61% of our revenues came from sales to hearing instrument and medical manufacturers. These industries are characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these industry trends to the extent that they reduce our revenues. In particular, if the hearing instrument manufacturers develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected.

      Although we are attempting to reduce our dependence on a single industry, we do not expect this historic dependence to change dramatically or quickly. Moreover, a significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

      Our customer base is highly concentrated and our operating results and financial condition may be adversely affected by the loss of a key customer. Our customer base is highly concentrated. In fiscal 2001, 2000 and 1999, our two largest customers, Siemens AG and Sonic Innovations, Inc., in the aggregate accounted for 51%, 57% and 65%, respectively, of net sales. Each of these customers has multiple programs in production with us. Although we are reducing this concentration, we expect that sales to a relatively small number of original equipment manufacturers will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue, no one customer at 25% or greater revenue and no one program at 10% or greater.

      We operate in a highly competitive industry and our business and operating results may be adversely affected if we fail to compete successfully. We operate in a highly competitive industry and compete against several domestic and foreign providers of similar microelectronics design and/or manufacturing services. We also face competition from the internal operations of our current and potential original equipment manufacturer customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a comparative advantage over us with respect to high-volume production. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.

      A number of our competitors may have substantially greater manufacturing, financial, technical, marketing, and other resources than we have, and may offer a broader scope and presence of operations on a worldwide basis. Significant competitive factors in the microelectronics market include price, quality, design capabilities, responsiveness, testing capabilities, the ability to manufacture in very high volumes and proximity to the customers final assembly facilities. While we have competed favorably in the past with respect to these factors, this is a particularly fast changing market, and there can be no assurance that we will continue to do so in the future.

      We are often one of two or more suppliers on any particular customer requirement and are, therefore, subject to continuing competition on existing programs. In order to remain competitive in any of our markets, we must continually provide timely and technologically advanced design capabilities and manufacturing services, ensure the quality of our products, and compete favorably with respect to turnaround and price. If we fail to compete favorably with respect to the principal competitive factors in the markets we serve, our business and operating results would be adversely affected.

      Our business, operating results and financial condition may be adversely affected by fluctuations in the price and supply of components. Substantially all of the our manufacturing services are provided on a turnkey basis in which we, in addition to providing design, assembly and testing services, are responsible for the procurement of the components that are assembled by us for our customers. Although we attempt to minimize margin erosion as a result of component price increases, in certain circumstances we are required to bear some or all of the risk of such price fluctuations, which could adversely affect our profits. To date, we have generally been able to negotiate contracts that allow us to shift much of the impact of price fluctuations to the customer; however, there can be no assurance that we will be able to do so in all cases.

      In order to assure an adequate supply of certain key components that have long procurement lead times, such as integrated circuits, we occasionally must order such components prior to receiving formal customer purchase orders for the assemblies that require such components. Failure to accurately anticipate the volume or timing of customer orders can result in component shortages or excess component inventory, which in either case could adversely affect our operating results and financial condition.

      Certain of the assemblies manufactured by us require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components purchased from any of our key suppliers could have a material adverse impact on our financial performance. From time to time, our suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components. While we have not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on our operating results.

      Our operating results may be adversely affected by the costs associated with our inability to forecast customer orders and production schedules. The level and timing of orders placed by customers vary due to the customers’ attempts to balance their inventory, changes in customers’ manufacturing strategies, and variations in demand for the customers’ products. Due in part to these factors, most of our customers do not commit to firm production schedules more than several weeks in advance of requirements. Our inability to forecast the level of customers’ orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, we have been required to increase staffing and incur other expenses in order to meet the anticipated demands of our customers. From time to time, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer’s business needs, both of which have adversely affected our operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on our resources. There can be no assurance that we will not experience similar fluctuations in customer demand in the future.

      Our operating results and financial condition may be adversely affected by the inability of our customers to pay their accounts. We may carry significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our principal customers were to become insolvent, or otherwise fail to pay for the services and materials provided by us, our operating results and financial condition would be adversely affected.

      Our business, operating results and financial condition may be adversely affected if we are unable to develop technologies that meet the rapidly evolving market requirements of our customers. Our customers compete in markets that are characterized by rapid technological change and short product life cycles. In particular, the hearing, medical and telecommunications markets are prone to rapid product obsolescence by new technologies. The microelectronics industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. Our inability to develop technologies or acquire capability to meet the evolving market requirements of our customers could have a material adverse effect on our business, operating results and financial condition, including our ability to maintain our revenue base.

      Our business, operating results and financial condition may be adversely affected if our growth is not managed properly. Our sales have varied significantly as customer demand for our products fluctuate. Our future operating results will depend on management’s ability to manage periods of both growth and downturn, to be able to hire, train and retain the appropriate number of qualified employees, and to forecast revenues and control expenses. Unexpected declines in revenues, without corresponding and timely reductions in expenses, may materially adversely affect our business, operating results and financial condition.

      Our business success may be adversely affected by our ability to hire and retain employees. Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. None of our employees are subject to a long-term employment agreement, although several key employees are subject to non-competition agreements. The loss of one or more key employees may materially adversely affect our growth.

      Our business may be adversely affected if we are unable to secure additional financing, at terms acceptable to us, when needed. In August 2001, we received gross proceeds in the amount of $6,650 from a private placement of our common stock. The net proceeds from this private placement are expected to fund our operations through fiscal 2002. We intend to create new marketing programs, hire additional personnel and increase sales as part of our growth strategy. In addition, we will consider the acquisition of complementary or additional businesses or products that our management believes meet our current or future business objectives. We may require additional capital to finance future growth or strategic acquisitions. Required additional capital could come from a number of sources including sales of additional shares of capital stock or other securities or loans from banks or other sources. There is no assurance that additional financing will be available to us if needed or, if available, that it will be available on terms acceptable to us.

      The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control. The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of the common stock may be significantly affected by many factors, including:

•	changes in requirements or demands for our services;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings estimates by market analysts, speculation in the press or analyst community; and

•	general market conditions or market conditions specific to particular industries.

      The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our common stock.

      Our articles of incorporation and bylaws may discourage lawsuits and other claims against our directors. Our articles of incorporation provide, to the fullest extent permitted by Minnesota law, that our directors shall have no personal liability for breaches of their fiduciary duties to us. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. These provisions may reduce the likelihood of derivative litigation against directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.

      Our operating results and financial condition may be adversely affected if we are unable to utilize our net operating loss carryforwards. We have net operating loss carryforwards for federal income tax purposes. We have not, however, provided a valuation allowance for any deferred tax assets because we believe that it is more likely than not that they will be realized. Realization of these assets is dependent on our achieving profitability levels sufficient to utilize our net operating loss carryforwards. The write-off of this asset may be required if we determine that we are unable to utilize the net operating loss carryforwards. A write-off of this asset could materially adversely affect our operating results and financial condition.

      We have issued numerous options to acquire our common stock that could have a dilutive effect on our shareholders. As of October 31, 2001, we had options outstanding to acquire 1,037,238 shares of our common stock, exercisable at prices ranging from $5.125 to $20.375 per share, with a weighted average exercise price of approximately $10.64 per share. During the terms of these options, the holders will have the opportunity to profit from either an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

      The market price of our common stock may be adversely affected by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of October 31, 2001, these shares consist of:

•	approximately 1,264,631 shares owned by our executive officers and directors of our outstanding common stock; and

•	approximately 1,037,238 shares issuable to option holders.

      Unless the shares of our outstanding common stock owned by our executive officers and directors are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

      Our business and financial condition may be adversely affected if future sales of our common stock in the public market limit our ability to raise equity capital. Sales of substantial amounts of our common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for such sales, could affect our ability to raise capital through the sale of equity securities. If we are unable to raise capital through the sale of equity securities, we may not be able to fund operations or finance our growth strategy and may not be able to continue certain marketing programs, hire or retain certain employees, increase sales or acquire certain businesses or products. The inability to continue with any one or a combination of these items may adversely affect our business and financial condition.

      Provisions in our articles of incorporation allow us, without obtaining shareholder approval, to issue additional shares of stock that may reduce the value of the common stock or inhibit a third-party acquisition without obtaining shareholder approval. Our articles of incorporation authorize our Board of Directors to issue up to 10,000,000 shares of common stock and 5,000,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Undesignated stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions. If the Board of Directors authorizes the issuance of preferred stock in the future, this authorization could affect the rights of the holders of our common stock, thereby reducing the value of our common stock, and could make it more difficult for a third party to acquire us, even if a majority of the holders of our common stock approved of an acquisition.

      We do not anticipate paying dividends on our common stock for the foreseeable future. We have never paid dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. Any decision by us to pay dividends on our common stock will depend upon our profitability at the time, cash available therefore, and other factors. We anticipate that we will devote profits, if any, to our future operations.

Item 8.      Financial Statements

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2001	2000

	(In thousands, except
	per share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$4,393	$484

Restricted cash	—	86

	4,393	570

Accounts receivable, net	4,617	8,582

Inventories	4,284	5,869

Other current assets	635	807

Total current assets	13,929	15,828

Property and equipment:

Land	216	216

Building and improvements	4,316	4,170

Fixtures and equipment	18,810	17,265

Accumulated depreciation	(11,714)	(10,457)

Net property and equipment	11,628	11,194

Long-term investments	—	1,358

Other long-term assets	1,971	556

Total assets	$27,528	$28,936

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Revolving line of credit	$10	$2,943

Current maturities of long-term debt	1,441	1,107

Accounts payable	1,912	4,326

Accrued employee related costs	839	947

Accrued liabilities	934	603

Total current liabilities	5,136	9,926

Long-term debt, less current maturities	3,972	3,894

Total liabilities	9,108	13,820

Shareholders’ equity:

Undesignated stock; 5,000 shares authorized; none issued	—	—

Common stock, $.05 par; 10,000 shares authorized; 5,956 and 4,777 shares issued and outstanding	298	239

Paid-in capital	16,310	8,606

Retained earnings	3,078	6,271

Notes receivable	(1,266)	—

Total shareholders’ equity	18,420	15,116

Total liabilities and shareholders’ equity	$27,528	$28,936

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31

	2001	2000	1999

	(In thousands,
	except per share amounts)

Net sales	$44,832	$42,799	$29,089

Cost of sales	36,841	35,544	22,378

Gross profit	7,991	7,255	6,711

Operating expenses:

Selling, general and administrative	5,806	6,338	4,623

Research, development and engineering	2,433	1,764	1,343

Unusual charges	1,693	453	490

Operating income (loss)	(1,941)	(1,300)	255

Loss on equity investment	(1,450)	(142)	(58)

Other income (expense), net	(732)	(85)	438

Income (loss) before income taxes	(4,123)	(1,527)	635

Income tax expense (benefit)	(930)	(372)	242

Net income (loss)	$(3,193)	$(1,155)	$393

Net income (loss) per common share

Basic	$(0.65)	$(0.24)	$0.08

Diluted	$(0.65)	$(0.24)	$0.08

Weighted average common shares outstanding

Basic	4,881	4,726	4,698

Diluted	4,881	4,726	4,701

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common	Common
	Stock	Stock	Additional
	Shares	Amount	Paid-In	Retained	Notes	Total
	Outstanding	Outstanding	Capital	Earnings	Receivable	Equity

	(In thousands, except share amounts)

Balance, August 31, 1998	4,695,195	$235	$7,867	$7,033	—	$15,135

Net income	—	—	—	393	—	393

Issuance of common shares under stock benefit plans and option plans	6,770	—	38	—	—	38

Balance, August 31, 1999	4,701,965	235	7,905	7,426	—	15,566

Net loss	—	—	—	(1,155)	—	(1,155)

Issuance of common shares under stock benefit plans	74,731	4	438	—	—	442

Tax benefit of nonqualified stock options	—	—	199	—	—	199

Stock-based compensation	—	—	64	—	—	64

Balance, August 31, 2000	4,776,696	239	8,606	6,271	—	15,116

Net loss	—	—	—	(3,193)	—	(3,193)

Issuance of common shares under stock benefit plans	229,764	11	1,369	—	—	1,380

Non-cash CMED expenses	—	—	161	—	—	161

Notes receivable	—	—	—	—	(1,266)	(1,266)

Private equity placement	950,000	48	6,174	—	—	6,222

Balance, August 31, 2001	5,956,460	$298	$16,310	$3,078	$(1,266)	$18,420

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31

	2001	2000	1999

	(In thousands)

Cash flow from operating activities:

Net income (loss)	$(3,193)	$(1,155)	$393

Equity in net loss from MSC	1,417	110	32

Depreciation and amortization	2,862	2,407	1,577

Accounts receivable allowance	56	75	(90)

Deferred income tax expense (benefit)	(930)	(571)	103

Stock-based compensation and other	—	244	4

Non-cash expenses for CMED transaction	161	—	—

Loss on disposal of property and equipment and other	188	—	—

Changes in operating assets and liabilities:

Accounts receivable	3,909	(5,275)	736

Inventories	1,585	(3,623)	(531)

Income taxes	81	(14)	1,243

Other current assets	95	(66)	242

Accounts payable	(2,414)	2,697	(387)

Accrued employee related costs and accrued liabilities	113	(350)	31

Net cash flow provided by (used for) operating activities	3,930	(5,521)	3,353

Cash flow from investing activities:

Purchases of investments	—	—	(9,536)

Maturities of investments	—	3,744	13,962

Additions to property and equipment	(3,418)	(4,329)	(3,886)

Investment in MSC	—	—	(1,500)

Licensing agreement	—	—	(129)

Proceeds from sales of product lines	—	—	55

Decrease (increase) in restricted cash	86	292	(378)

Additions to patents	(115)	—	—

Other long term prepaid assets	(356)	—	—

Net cash flow used for investing activities	(3,803)	(293)	(1,412)

Cash flow from financing activities:

Issuance of common stock and other	6,336	506	38

Proceeds from long-term debt	1,762	1,665	239

Repayments of long-term debt	(1,350)	(821)	(617)

Increase in deferred financing fees	(33)	(38)	(41)

Borrowings on (repayments of) revolving line of credit	(2,933)	2,943	—

Net cash flow provided by (used for) financing activities	3,782	4,255	(381)

Net increase (decrease) in cash and cash equivalents	3,909	(1,559)	1,560

Cash and cash equivalents, beginning of year	484	2,043	483

Cash and cash equivalents, end of year	$4,393	$484	$2,043

Supplemental disclosures of cash flow information:

Interest paid	$466	$294	$160

Income taxes paid (received)	(48)	279	229

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

      HEI, Inc. and its subsidiaries (the Company) specialize in the design and manufacture of ultraminiature microelectronic devices and high technology products incorporating those devices. The Company also produces quality flex circuits and high performance laminate based substrates.

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company, HEI Export, Inc. and Cross Technology, Inc., its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Business Combination. On March 3, 2000 HEI acquired Cross Technology, Inc. (Cross), a manufacturer and marketer of wireless Smart Cards and other ultra-miniature radio frequency (RF) applications. Under the terms of the agreement, 600,000 shares of HEI common stock were exchanged for all of the outstanding common stock of Cross. The transaction was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements include the results of operations, financial position and cash flows of Cross Technology, Inc.

      The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

	Six Months Ended	Year Ended
	March 4,	August 31,
	2000	1999

	(In thousands)
Revenues

HEI	$14,127	$24,323

Cross Technology	3,359	4,766

Consolidated	17,486	29,089

Operating income (loss)

HEI	(2,126)	(718)

Cross Technology	(11)	973

Consolidated	(2,137)	255

Net income (loss)

HEI	(1,968)	(223)

Cross Technology	(7)	616

Consolidated	$(1,975)	$393

      Cash, Cash Equivalents and Short-Term Investments. The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. Short-term investments consist mainly of high quality commercial paper with maturities of less than one year. The short-term investments are carried at amortized cost, which approximates fair value, and are classified as held to maturity.

      Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The moving average cost method is used to value inventories.

      Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years.

      Maintenance and repairs are charged to expense as incurred. Major improvements and tooling costs are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any resulting gain or loss is charged or credited to operations.

      Patents. External costs associated with patents are capitalized and amortized over 60 months or the remaining life of the patent, whichever is shorter. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. As of August 31, 2001 the carrying amount of the intangible assets is realizable.

      Long-Lived Assets. Long-lived assets and certain identifiable intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and the fair value of the long-lived asset. As of August 31, 2001, no assets were impaired.

      Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (receivable) for the periods and the change during the period in deferred income tax assets and liabilities.

      Stock-based Compensation. The Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” APB 25 requires compensation cost to be recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-based Compensation.”

      Revenue Recognition. Revenue and related cost of sales are generally recognized upon shipment. In fiscal 2002, the Company began a consignment program with a significant customer, whereas revenue is recognized when the customer uses the inventory.

      Net Income (Loss) Per Weighted Average Common Share. Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, options are dilutive and are thus excluded from the calculation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      Financial Instruments. The fair value of cash equivalents, accounts receivable and payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of the

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s borrowings outstanding approximate their carrying values based upon current market rates of interest.

      Reclassifications. Certain amounts reported in the prior years have been reclassified to conform to the current year presentation.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which, as amended, becomes effective for fiscal years beginning after June 15, 2000.

      SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, unless specific hedge accounting requirements are met. The Company does not generally enter into arrangements that would fall under the scope of SFAS No. 133 and thus, its adoption did not affect the Company’s financial condition or results of operations for the year ended August 31, 2001.

      In December, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 summarizes certain SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB 101 during fiscal 2001, with no effect on its financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards revised the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets are separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The effect of adopting SFAS 141 and 142 in fiscal 2002 is not expected to have an impact on the Company’s financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company has not yet quantified the potential effect of adoption of SFAS No. 143.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has not yet quantified the potential effect of adoption of SFAS No. 144.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2

Major Customers, Concentration of Credit Risk and Geographic Data

      Major customers, each of which accounted for more than 10% of the Company’s net sales for the years ended August 31, were as follows:

	2001	2000	1999

Customer A	26%	15%	—

Customer B	25%	42%	52%

Customer C	10%	—	13%

Customer D	—	11%	—

      The Company generally sells its products to original equipment manufacturers in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral from its customers. The Company’s continued sales to these customers are often dependent upon the continuance of the customers’ product programs. The Company’s ten largest customers accounted for approximately 82%, 89% and 90% of net sales in fiscal years 2001, 2000 and 1999, respectively, and approximately 69% and 88% of accounts receivable at August 31, 2001 and 2000, respectively.

      The Company had net sales of $11,209, $17,687 and $14,190 that were shipped to Singapore in fiscal 2001, 2000 and 1999, respectively. Net export sales were $14,711, $20,026, and $16,658 in fiscal 2001, 2000 and 1999, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their offshore assembly facilities.

Note 3

Other Financial Statement Data

      The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2001 and 2000:

	2001	2000

	(In thousands)

Accounts receivable, net:

Trade accounts receivable	$4,888	$8,797

Less: allowance for doubtful accounts	(271)	(215)

	$4,617	$8,582

Inventories:

Purchased parts	$3,209	$5,158

Work in process	387	418

Finished goods	688	293

	$4,284	$5,869

Other current assets:

Deferred tax assets	$429	$506

Other current assets	206	301

	$635	$807

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000

	(In thousands)

Other non-current assets:

Deferred tax assets	$1,413	$374

Other non-current assets	558	182

	$1,971	$556

Note 4

Unusual Charges

      During fiscal 2001, unusual charges consist of $1,268 write-off of accounts receivable primarily related to Mexico customers, which occurred in the second quarter and $425 of costs related to the closing of the Mexico operations in the third quarter. The Mexico closure costs consisted of $150 in severance costs, $185 in facilities costs and $90 of other costs. The severance costs relate to contractual severance obligations to contract employees located in Mexico and non-contract obligations to employees located in Tucson. The facilities costs relate to the negotiated settlement of non-cancelable lease payments of $60 on the closed facilities and the write off of leasehold improvements and fixed assets of $125. At August 31, 2001, there were no remaining future cash obligations related to the Mexico closing.

      Following is a summary of the costs incurred related to the closing of the Mexico operations:

		Paid or
		Utilized
	Expensed	During	Accrued at
	in Fiscal	Fiscal	August 31,
	2001	2001	2001

Severance costs	$150	$150	$—

Facilities costs — cash	60	60	—

Facilities costs — non-cash	125	125	—

Other	90	90	—

	$425	$425	$—

      During fiscal 2000, unusual charges consist of $453 of costs related to the acquisition of Cross Technology in March 2000. The acquisition costs primarily consist of investment banker fees, legal fees and audit/ accounting fees.

      In fiscal year 1999, the Company incurred $490 of severance costs related to the employment agreement between the Company and Eugene W. Courtney, the former Chief Executive Officer, which is classified as unusual charges on the statements of operations.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5

Long-Term Debt

      Long-term debt consists of the following:

	2001	2000

	(Dollars in thousands)

Industrial Development Revenue Bonds payable on a yearly basis with principal installments from $95 to $700 through April 2011 and variable interest ranging from 2.11% to 6.35% during fiscal year 2001	$2,435	$3,135

Commercial loan payable in fixed monthly installments of $5 at 8.19% interest maturing June 2004; secured with certain machinery and equipment	154	201

Capital expenditure notes payable on a monthly basis with principal installments of $28 and interest due monthly at the prime rate plus 1 1/4% (7.75% at August 31, 2001); secured by machinery and equipment and cross collateralized with revolving line of credit and letter of credit facilities	2,824	1,665

Total	5,413	5,001

Less current maturities	1,441	1,107

Total long-term debt	$3,972	$3,894

      Principal maturities of long-term debt at August 31, 2001 are as follows (in thousands):

Years ending August 31,

2002	$1,441

2003	1,446

2004	1,091

2005	806

2006	154

Thereafter	475

$5,413

      All of the Company’s long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. The Company was not in compliance with the interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2001. The Company has amended the agreement with the financial institution, which waives the events of default at August 31, 2001 and amends the covenants for fiscal 2002. Based on current projections, the Company believes that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

      The Company has Industrial Development Revenue Bonds outstanding totaling $2,435 at August 31, 2001. These bonds were originally issued April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Minnesota and for equipment purchases. The bonds related to the facility expansion require annual principal payments of $95,000 on April 1 through 2011. The bonds related to the purchased equipment require payments over seven years from the date of purchase of the equipment through April 1, 2005. In fiscal 2001 and 2000, the Company made principal payments of $700 per year in fiscal 2001 and 2000, related to these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at August 31, 2001

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was 2.11%. The bonds are collateralized by two irrevocable letters of credit and essentially all property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit.

      The Company has an agreement with a financial institution for capital expenditure loans. According to the terms of the loan, the Company will receive up to $8,500 reimbursement for capital equipment expenditures. At August 31, 2001, unused availability under the loan is $5,054. Based on the terms of the agreement, the Company is currently unable to obtain additional advances under the loan until certain financial covenants are met. The capital expenditure loan is due and payable in monthly installments or August 2004 or later, contingent on the renewal of the bank agreement.

Note 6

Short Term Bank Borrowings

      The Company has a revolving commitment with a financial institution for total borrowings of the lesser of $5,000 or the borrowing base, as defined in the agreement, with interest, based on the Company’s option, at 1.00% above the prime rate of interest or 2.5% above the LIBOR rate. At August 31, 2001 and 2000, the interest rate was 7.50% and 9.50%, respectively, and balance outstanding on the revolving commitment was $10 and $2,943, respectively. The agreement requires the Company to maintain certain covenants, including the following financial covenants as defined in the agreements: tangible net worth, interest coverage ratio, debt service coverage ratio, and year to date net loss. The Company was not in compliance with the interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2001. The Company has amended the agreement with the financial institution, which waives the events of default at August 31, 2001 and amends the covenants for fiscal 2002. Based on current projections, the Company believes that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

Note 7

Investment in Micro Substrates Corporation

      On June 24, 1999, the Company obtained an exclusive, worldwide license from Micro Substrates Corporation (MSC) to manufacture and market a new high-frequency chip carrier for applications in Local Multipoint Distribution Services, ultra high-speed Internet routing and satellite communications. In a related transaction, the Company made an initial cash equity investment of $1,500 in MSC for a 28% equity ownership and the right to supply goods and services, such as thin film substrate processing, to MSC. The Company’s investment in MSC was accounted for under the equity method.

      During the fourth quarter of fiscal 2001, certain material adverse changes occurred in MSC’s business, including a weakening of the economy and demand for MSC’s products. As a result, the Company wrote-off the remaining value of the investment in MSC and the related license agreement during the fourth quarter of fiscal 2001. Under the stock purchase agreement between the two companies, HEI obtains put options relating to its 28% ownership in MSC. Additionally, Circuit Components, Inc. (CCI), the majority stockholder in MSC, was granted certain call options for MSC stock held by HEI. Subsequent to August 31, 2001, CCI exercised its repurchase call option for HEI’s 28% equity in MSC in exchange for a $750 unsecured five-year interest bearing note, payable in quarterly installments. Due to the unsecured nature of the note and the Company’s position that the call exercised is not valid, the $750 is not reflected in the financial statements. The company is in discussions with CCI and MSC to resolve these disputes however, these matters remain unresolved.

      For the years ended August 31, 2001, 2000 and 1999, the Company’s losses associated with MSC were $1,450, $142 and $58, respectively, and are included in Loss on equity investment on the Statement of Operations.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8

Income Taxes

      Income tax expense (benefit) for the years ended August 31 consisted of the following:

	2001	2000	1999

	(In thousands)

Current:

Federal	$—	$—	$103

State	—	—	36

Deferred	(930)	(372)	103

Income tax expense (benefit)	$(930)	$(372)	$242

      Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	2001	2000	1999

Federal statutory tax rate	(34.0)%	(34.0)%	34.0%

State income tax rate (net of federal tax effect)	(1.2)	(1.9)	5.0

Non-deductible acquisition costs	—	10.1	—

Write-off of equity investment	11.0	—	—

Other	1.6	1.4	(0.9)

Effective tax rate	(22.6)%	(24.4)%	38.1%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2001 and 2000 are as follows:

	2001	2000

	(In thousands)

Deferred tax assets (short-term):

Receivables	$99	$79

Inventories	200	266

Accrued liabilities	130	161

	429	506

Deferred tax assets (long-term):

Net operating loss carry-forward	1,984	910

Capital loss carry-forward	510	—

AMT credit carry-forward	83	86

Other	10	4

Gross deferred tax assets (long-term)	2,587	1,000

Less: valuation allowance for capital loss carry-forward	(510)	—

Net deferred tax assets (long-term)	2,077	1,000

Deferred tax liabilities (long-term):

Property and equipment	(664)	(626)

Net deferred tax asset	$1,842	$880

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 31, 2001, the Company has net operating loss carryforwards of approximately $5,048 for federal income tax purposes and $4,180 for state income tax purposes, expiring at various dates ranging from 2013 through 2021.

      A valuation allowance for capital loss carry-forward of $510 was established in fiscal 2001. The difference that resulted in the deferred tax asset was the write-off of the MSC investment, which resulted in a capital loss carry-forward. If unused, the capital loss carry-forward will expire in 2006. Management believes it is uncertain whether the capital loss carry-forward will be utilized and as a result has established the valuation allowance in fiscal 2001.

      In the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income excluding the Mexico operations and MSC and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefit of these deductible differences will be realized.

Note 9

Stock Benefit Plans

      1998 Plan. Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 1,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2001, the number of shares available for grant was 90,849.

      1989 Plan. Under the Company’s 1989 Omnibus Stock Compensation Plan (the “1989 Plan”), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options, stock purchase rights and other stock-based awards.

      Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. Generally, the exercise price for options granted is equal to the average closing market price of the common stock on the date of the grant or for the five days preceding the date of grant.

      Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During fiscal 2001, 2000 and 1999, 1,639, 14,431, and 6,770 shares at prices of $7.97, $4.59 and $4.68, respectively, were purchased under the 1989 Plan in connection with the employee stock purchase plan.

      At August 31, 2001, the number of shares available for grant was 125,222.

      Directors’ Plan. During fiscal year 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors. This plan replaced and superceded the Company’s prior Stock Option Plan for Non-employee Directors. Under the new directors’ plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective on the day of the annual shareholders’ meeting upon adjournment at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares were granted to the three

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-employee directors at $13.875 and $10.75 in fiscal 2001 and fiscal 2000, respectively. At August 31, 2001, 160,000 shares remain outstanding and 90,000 shares are available for grant.

      Change of Control. Under the terms and conditions of the Company’s 1989 Plan and the Directors’ Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a liquidation of all unexercised stock options.

      Summary of Activity. The following is a summary of all activity involving options:

		Weighted Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 1998	0	$0.000

Granted	629,300	5.610

Cancelled	(18,000)	5.875

Balance, August 31, 1999	611,300	5.602

Granted	481,000	10.886

Exercised	(60,300)	6.049

Cancelled	(39,100)	7.949

Balance, August 31, 2000	992,900	8.042

Granted	421,050	13.881

Exercised	(228,125)	5.995

Cancelled	(80,099)	10.316

Balance, August 31, 2001	1,105,726	$10.523

      The following table summarizes information about stock options outstanding as of August 31, 2001:

	Options outstanding			Options exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$4.438-5.99	299,400	$5.51	7.4	188,650	$5.48

$6.00-9.99	51,875	7.16	8.4	14,875	6.69

$10.00-11.99	292,501	10.74	8.4	117,814	10.74

$12.00-14.99	438,950	13.75	9.2	30,375	13.21

$15.00-20.375	23,00	19.11	9.0	—	—

$4.438-20.375	1,105,726	$10.52	8.5	351,714	$7.96

      Stock Warrants. In August 2001, the Board of Directors authorized the Company to issue up to 100,000 Common Stock Purchase Warrants (“Warrants”). In August 2001, the Company issued 47,500 Warrants in connection with a financing transaction. The Warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expire five-years from date of grant.

      Accounting for Stock-based Compensation. Had the Company used the fair-value-based method of accounting for its stock option plans beginning in fiscal year 1997 and charged compensation cost against

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income over the vesting period, net loss for fiscal years 2001, 2000 and 1999 would have been changed to the following pro forma amounts:

	2001	2000	1999

	(In thousands, except
	per share amounts)

Net income (loss)	$(4,566)	$(1,899)	$155

Net income (loss) per share, diluted	$(0.94)	$(0.46)	$0.04

      The weighted average grant-date fair value of options granted during 2001, 2000 and 1999 was $4.29, $4.48 and $3.30, respectively. The weighted average grant-date fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2001	2000	1999

Risk-free interest rates	4.6% to 5.9%	6.00% to 6.70%	6.00%

Expected life	0.5 to 5 years	0.5 to 8 years	0.5 to 8 years

Expected volatility	182%	62%	61%

Expected dividends	None	None	None

Note 10

Employee Benefit Plans

      The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 20% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During fiscal years 2001, 2000 and 1999, the Company contributed $119, $130 and $87, respectively, to the plan.

      The Company had a defined benefit cash balance pension plan which was available to all eligible employees of Cross Technology, Inc. prior to the acquisition by the Company. Plan benefits were based upon the employees’ years of service and compensation. In fiscal 2000, the Company made the decision to terminate the plan. Termination, settlement and curtailment costs of $60 were recorded during the year ended August 31, 2000. The Company terminated the plan on December 31, 2000 and distributed all funds to the participants during fiscal year 2001.

(In thousands)

Change in benefit obligation:

Benefit obligation at August 31, 1999	$682

Service cost	138

Interest cost	51

Benefit obligation at August 31, 2000	$871

Change in plan assets:

Fair value of plan assets at August 31, 1999	$589

Actual return on plan assets	88

Employer contribution	207

Fair value of plan assets at August 31, 2000	$884

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Funded status at August 31, 2000:

Unrecognized actuarial gain	$(93)

Unrecognized prior service cost	—

Additional liability	—

Net amount recognized	$(93)

Amounts recognized in the statement of financial position at August 31, 2000 consist of:

Accrued benefit liability	$80

Weighted-average assumptions as of August 31, 2000:

Discount rate	7.5%

Expected return on plan assets	7.5%

Rate of compensation increase	—

Components of net periodic benefit cost for the year ended August 31, 2000:

Service cost	$138

Interest cost	51

Expected return on plan assets	(53)

Amortization of prior service costs	6

Termination, settlement and curtailment costs	60

Total benefit cost	$202

Note 11

Notes Receivable

      During April 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes provide for full recourse to the individuals, bear interest at 8.25% and have a term of five years with quarterly interest payments for the first two years and quarterly interest and principal payments thereafter. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

Note 12

Commitments

      Future commitments under non-cancelable operating leases, primarily for manufacturing equipment and facilities, are approximately $738 in 2002, $431 in 2003, $321 in 2004, $319 in 2005, and $505 in 2006 and beyond. Total expense under non-cancelable operating leases was approximately $696 in 2001, $533 in 2000 and $457 in 1999.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13

Net Income (Loss) Per Weighted Average Share Computation

      The components of net income (loss) per basic and diluted share are as follows:

	2001	2000	1999

	(In thousands,
	except per share amounts)

Basic:

Net income (loss)	$(3,193)	$(1,155)	$393

Net income (loss) per share	$(0.65)	$(0.24)	$0.08

Weighted average number of common shares outstanding	4,881	4,726	4,698

Diluted:

Net income (loss)	$(3,193)	$(1,155)	$393

Net income (loss) per share	$(0.65)	$(0.24)	$0.08

Weighted average number of common shares outstanding	4,881	4,726	4,698

Assumed conversion of stock options	—	—	3

Weighted average common and assumed conversion shares	4,881	4,726	4,701

      Approximately 1,156,000, 993,000 and 608,000 stock options and warrants have been excluded from the calculation of diluted net income (loss) per common share as they are antidilutive for fiscal 2001, 2000 and 1999, respectively.

Note 14

Private Placement of Common Stock

      On August 29, 2001, the Company completed a $6,700 private placement of its common stock. HEI sold 950,000 shares of common stock at $7.00 per share. The Company received net proceeds of approximately $6,200.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of HEI, Inc.:

      We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Minneapolis, Minnesota

October 5, 2001

STATEMENT OF FINANCIAL RESPONSIBILITY

      The accompanying consolidated financial statements, including the notes thereto and other financial information presented in this Annual Report, were prepared by management, which is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based upon management’s best estimates and judgments.

      The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the Company’s assets are protected and that transactions are executed in accordance with established authorizations and are recorded properly. The reasonable assurance concept is based on recognition that the cost of a system of internal accounting controls should not exceed the benefit derived.

      The Audit Committee of the Board of Directors is responsible for recommending the independent accounting firm to be retained for the coming year. The Audit Committee meets periodically and privately with the Company’s independent certified public accountants, as well as with management, to review accounting, auditing, and financial reporting matters.

      The Company’s independent certified public accountants, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. See the accompanying Independent Auditors’ Report.

Summary of Quarterly Operating Results

Fiscal Year 2001	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$13,724	$12,881	$10,331	$7,896

Gross profit	2,554	2,472	1,668	1,297

Unusual charges	—	1,268	425	—

Operating income (loss)	488	(957)	(887)	(585)

Net income (loss)	82	(765)	(652)	(1,858)

Net income (loss) per share

Basic	$0.02	$(0.16)	$(0.13)	$(0.37)

Diluted	$0.02	$(0.16)	$(0.13)	$(0.37)

Fiscal Year 2000	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$8,094	$9,392	$11,589	$13,724

Gross profit	1,299	1,025	2,386	2,545

Unusual charges	—	453	—	—

Operating income (loss)	(447)	(1,690)	342	495

Net income (loss)	(319)	(1,656)	361	459

Net income (loss) per share

Basic	$(0.07)	$(0.35)	$0.08	$0.10

Diluted	$(0.07)	$(0.35)	$0.07	$0.09

NOTE:

The summation of quarterly net income (loss) per share does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information regarding directors called for by Item 10 is contained in the Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

      The following is a list of HEI, Inc. executive officers, their ages, positions and offices as of November 9, 2001.

Name	Age	Position

Anthony J. Fant	41	Chairman and Chief Executive Officer

Donald R. Reynolds	43	President and Chief Operating Officer

Steve E. Tondera, Jr.	38	Chief Financial Officer, Treasurer, Vice President Finance and Director

Stephen K. Petersen	48	Vice President Operations

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

      Steve E. Tondera, Jr. joined the Company in January 1999 as Managing Director of HEI-Mexico Division and became Chief Financial Officer and Treasurer in June 2000. Mr. Tondera has been Senior Vice President and Chief Financial Officer of Fant Broadcasting Company (including, for these purposes, various affiliated companies engaged primarily in television and radio broadcasting) since 1994.

      Stephen K. Petersen joined the Company in March 1998 as Director of Manufacturing. He was appointed Vice President of Operations in September 2000. Before joining the Company, he was employed with Sheldahl in a variety of positions ranging from Engineer to Plant Manager and most recently as the Operations Manager.

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.      Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on January 30, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on January 30, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on January 30, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

(1) Financial Statements — see Part II

(2) Schedule II — Valuation and Qualifying Accounts — See Part II

      (b)  Reports on Form 8-K: There were no filings on Form 8-K during the fourth quarter of FY2001.

Exhibits:

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 7
3.1	—	Restated Articles of Incorporation, as amended.	Note 1
3.2	—	Bylaws, as amended.	Note 6
†4.1	—	(Registration, IPO)	Note 8
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†10.1b	—	First Amendment to Credit Agreement	Note 8
†10.1c	—	Second Amendment to Loan Security Agreement	Note 8
†10.1d	—	Third Amendment to Loan Security Agreement	Note 8
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†10.2b	—	Amended and Restated Capital Expenditure Note	Note 8
†10.2c	—	Amended and Restated Capital Expenditure Note	Note 8
†10.2d	—	Amended and Restated Capital Expenditure Note	Note 8
†10.2e	—	Amended and Restated Capital Expenditure Note	Note 8
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000.	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 8
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
†10.7b	—	Amended and Restated Revolving Note	Note 8
10.8	—	Form of Indemnification Agreement between HEI and officers and directors.	Note 3
*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date.	Note 4
*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date.	Note 5
*10.11	—	1998 Stock Option Plan adopted November 18, 1998.	Note 6

*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998.	Note 6
*10.14	—	Agreement regarding Employment/ Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 6
10.15	—	Stock Purchase Agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001	Note 9
†21	—	Subsidiaries of the Registrant
†23	—	Consent of KPMG LLP.

Notes to Exhibits above:

(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.

(2)	Filed as an exhibit to this Form 10-KSB for the fiscal year ended August 31, 2000.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1998 and incorporated herein by reference.

(7)	Filed as a Form 8-K on March 21, 2000.

(8)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(9)	Filed with our report on Form 8-K, filed September 4, 2001.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.

SCHEDULE II

Valuation and qualifying accounts

	Balance at	Additions
	Beginning	Charged to	Deductions	Balance at
	of Period	Costs and Expenses	from Reserve	End of Period

	(In thousands of dollars)

Allowance for doubtful accounts:

Year ended August 31, 2001	$215	$1,268	$1,212	$271

Year ended August 31, 2000	140	75	—	215

Year ended August 31, 1999	230	—	90	140

INDEPENDENT AUDITORS’ REPORT

The Shareholders and the Board of Directors

HEI, Inc.:

      Under date of October 5, 2001, we reported on the consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended August 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Minneapolis, Minnesota

October 5, 2001

SIGNATURES

      In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: November 9, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	November 9, 2001

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	November 9, 2001

/s/ EDWIN W. FINCH, III Edwin W. Finch	Director	November 9, 2001

/s/ DAVID W. ORTLIEB David W. Ortlieb	Director	November 9, 2001

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	November 9, 2001