Form 10-K/A
period 2001-08-31
HEI INC
filed 2001-12-04
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

Common Stock, Par Value $.05 Per Share

(Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

     The aggregate market value, in thousands, as of December 3, 2001 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $37,336,024.

     As of December 3, 2001, 5,985,710 Common Shares, par value $.05 per share, were outstanding.

RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
PART III
HEI, INC. REPORT OF THE COMPENSATION COMMITTEE FISCAL 2001
STOCKHOLDER RETURN PERFORMANCE PRESENTATION
SIGNATURES
Promissory Note
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

      HEI, Inc. and subsidiaries are referred to herein as HEI, the Company, us, we or our, unless the context indicates otherwise. All dollar amounts are in thousands of US dollars except for per share amounts.

PART I

(Dollars in thousands)

Item 1.     Description of Business

(a) Business Development

      We are a Minnesota corporation and were incorporated as Hybrid Electronics Inc. in 1968 and changed our name to HEI, Inc. in 1969. In fiscal 1997, we sold our optoelectronic switch assembly business and related assets. During fiscal year 1999, we formed a subsidiary, HEI Export, Inc., as a foreign sales corporation. During fiscal year 2000, we acquired Cross Technology, Inc. (Cross), now our wholly-owned subsidiary. Under the terms of the acquisition, 600,000 shares of our common stock were exchanged for all of the outstanding stock of Cross. The transaction has been accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated to include the combined results. The acquisition of Cross was a strategic move to expand our product offerings in the ultraminiature markets that we serve. In fiscal 2001, we closed the Mexico division primarily as a result of lack of profitability, disposing of some assets and relocating some assets to our other facilities.

(b) Business of the Company

Principal Products and Services —

•	Microelectronics — Our microelectronics division designs and manufactures ultraminiature microelectronic devices and high technology products incorporating these devices. These custom microelectronic devices typically consist of placing or assembling one or more integrated circuits (IC) or commonly referred to as “chips” and other passive electrical components onto a ceramic or organic substrate. The microelectronic assembly typically embodies the primary functions of the end products of our customers, such as hearing aids, defibrillators and communication components. For example, in hearing aids the microelectronic assemblies we design and make are contained within a shell and connected to a microphone, receiver and battery. For some customers, we procure the microphone, receiver and battery from outside vendors and assemble all of the components into further assemblies, while for others we sell only the microelectronic assembly. Our custom-built microelectronics are employed in the hearing, medical, telecommunications and ultraminiature radio frequency markets.

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

•	RFID/ Access — Through our subsidiary, Cross, wireless smart cards and other ultra-miniature radio frequency (RF) applications are manufactured. Ultraminiature electronic modules are connected to an RF coil, which creates an assembly. This entire assembly is contained within a smart card or wireless card (about the same size as a credit card) used for financial and security access applications.

•	High Density Interconnect — Our Tempe, Arizona location manufactures and designs high density, high quality flex circuits and high-performance laminate-based substrates. Significant portions of the substrates produced at this location are further processed by us into custom-built microelectronics. The high density interconnect location serves the hearing, medical and communications markets.

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

      Customer Supply Agreements: We sell our products through our Company-employed sales force based at our facilities in Minnesota and Arizona, as well as through our independent sales representatives.

      We currently have annual agreements with our two largest customers, Sonic Innovations, Inc. and Siemens, Inc., along with several other customers. These agreements typically include basic understandings related to estimated needs of the customer as well as range of prices for the products for the current year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks), and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement. Although these annual agreements do not commit our customers to order specific quantities of products at specified prices, they are still useful as they enable us to forecast our customer’s orders for the upcoming year.

      Actual orders from our customers with whom we have annual agreements are made through customer supplied Purchase Orders(PO), and the contractual basis for the relationship is set forth in the PO. The PO specifies quantities, price, product lead times, material and quality requirements, and other general business terms and conditions.

      For customers with lower demand requirements we commonly use only POs to plan production and procure materials. These programs are subject to our standard terms and conditions including cancellation clauses, whereby either party may cancel such PO for any reason upon advanced notice given within a relatively short time period.

      Component Supply Operations: For all application specific, or custom material, we try to match the quantities and terms related to the supply of such product of the customer and all major vendors. We prefer to have long-term agreements with our vendors. However, we do not currently have any long-term agreements with vendors. Typically, there are many sources of raw material supplies available nationally and internationally; however, many raw materials we use are customer specified and may only be available from customer specified vendors or supplied by the customer itself. The integrated circuits that we assemble onto circuit boards are an example of a raw material that is commonly customer specified and available from specified vendors or supplied by the customer.

      Proprietary Technology: We use proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with our customers and vendors, and non-disclosure agreements with many of our employees. Additionally, we will apply for new patents whenever appropriate. We hold four microelectronic process and design patents, which expire at dates ranging from 2018 through 2021. The two most significant patents held by us are the High Density Stacked Circuit Module and the Interconnection Device. The High Density Stacked Circuit Module is a method of stacking two or more integrated circuits and then electrically interconnecting them. This approach allows the use of the thickness of the circuit to add capabilities rather than increase the width and length. The result is a more compact device than can be attained using conventional methods. The primary application is in our hearing market, where smaller circuits make it possible to fit more people with hearing aides and makes the hearing aid less obtrusive. Our latest design patent, the Interconnection Device, allows for the cost effective use of high-speed, millimeter wave integrated circuits by placing them into surface mount packages. These surface mount packages allow our customers to cost effectively incorporate those packages into their products, and also permits a rapid increase to high volume manufacturing, using standard high volume assembly equipment.

      Government Regulations: Although certain of our customer’s products are subject to federal governmental regulations (such as Food and Drug Administration regulations), we are not directly subject to such regulations. Instead, our products and manufacturing processes are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews are to assure manufacturing compliance with customer specifications and quality. We are not, however, directly subject to any governmental regulations or industry standards beyond local environmental regulations.

      As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol, that are used in very small quantities to manufacture our products. We are currently in compliance with these county regulations and have valid permits for the storage and disposal of the hazardous substances we generate. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

      Dependence on Single or Few Customers and Backlog: The table below shows approximate percentage of our sales to major customers which accounted for more than 10% of total sales in fiscal years 2001, 2000, and 1999.

Customer	2001	2000	1999

Customer A	26%	15%	—

Customer B	25%	42%	52%

Customer C	10%	—	13%

Customer D	—	11%	—

      Customer A and B represent Sonic Innovations, Inc. and Siemens, Inc., respectively, which both operate in the hearing market. The increase in business with Sonic over the last two years is the result of producing higher value-added products. The decrease in sales with Siemens, Inc. in fiscal 2001 is largely a result of normal fluctuations in their products as well as an effort on their part to reduce inventories during the last half of our fiscal 2001. Customer C is Agere Systems and is a customer in the communications market. Customer D represents Motorola, Inc., which is a customer in the RFID market. The decline in revenue in fiscal 2001 is a result of Motorola’s decision to sell or close their smart-card businesses. For financial information about revenues from external customers attributed to specific geographic areas please see Item 8 — Note 2 to the financial statements.

      Following is the approximate percentage of our sales by market segment served:

Market	2001	2000	1999

Hearing/ Medical	61%	63%	69%

Communications	17%	10%	14%

RFID	14%	20%	16%

Other	8%	7%	1%

      We believe that diversification between our key markets is important. Our goals are to have no one market account for 40% or more of our sales, no one customer at 25% of sales or greater and no one program at 10% or greater. Likewise we seek to operate our business to avoid risking concentrations in our business with one customer or program. Our plans to achieve our goals include increasing our product offerings, customer base and programs to increase revenue, which will result in more diversification.

      At August 31, 2001, our backlog of orders for revenue in fiscal 2002 was approximately $11,000 compared to approximately $22,450 at August 31, 2000. We expect to fill our backlog as of August 31, 2001 during fiscal 2002.

      Competition: In each of our product lines, we face significant competition, including users who may produce the same or similar products themselves. We obtain new business by identifying customer needs and first, designing and engineering our products to meet those needs in an ultraminiature and cost effective way. We then manufacture those electronic assemblies with a high degree of automation to ensure quality and low cost. Finally, we compete on the basis of full service to obtain new and repeat orders. Our competitive advantage starts with knowledge of the market requirements and investment in technology to meet those demands. We then design products to application specific requirements, and automate our factories to achieve a high level of quality at a low cost. Application specific requirements typically include: very small size, low power, high performance and low cost. We are a full-service supplier and partner with our customers, providing full “turn-key” capability.

      Research and Development: The amount spent on Company-sponsored research and development activities aggregated approximately $2,433, $1,764 and $1,343 for the years ended August 31, 2001, 2000 and 1999, respectively.

      Employees: On August 31, 2001, we employed approximately 207 persons of whom one was part-time.

Item 2.     Description of Property

      We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, which was originally built in August 1981. Victoria is a suburb of Minneapolis. The facility was expanded during fiscal 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The addition was financed through the issuance of an Industrial Development Revenue Bond (IDRB) with the City of Victoria, on the property and certain equipment. The IDRB is further collateralized by letters of credit from LaSalle Business Credit, Inc. We mortgaged the property to secure the credit facility with LaSalle Business Credit, Inc.

      We lease a 14,000 square foot facility in Tempe, Arizona for our high density interconnect business. We lease a 20,000 square foot facility in Chanhassen, Minnesota, for part of our RF business and a 3,000 square foot facility in Eden Prairie used for executive offices. The Tempe, Arizona and Chanhassen, Minnesota facilities are leased until July 2005 and October 2007, respectively.

Item 3.     Legal Proceedings

      As of November 30, 2001 there are no material legal proceedings pending against us or our properties. From time to time we may become involved in routine litigation incidental to our business.

Item 4.     Submission of Matters to a Vote of Security-Holders

      None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      Our common stock is currently traded on The Nasdaq National Market under the symbol HEII. Below are the high and low closing bid prices for each quarter of fiscal year 2001 and 2000 for our common stock, as reported by Nasdaq.

2001	High	Low

First Quarter	$23.500	$9.000

Second Quarter	15.000	8.500

Third Quarter	12.813	4.800

Fourth Quarter	9.730	6.350

2000	High	Low

First Quarter	$6.875	$5.250

Second Quarter	16.625	6.875

Third Quarter	16.125	9.063

Fourth Quarter	23.250	11.000

      As of December 3, 2001, we had 332 shareholders of record. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance the continued development of our future business. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our agreement with our bank contains restrictions on our right to pay dividends.

      On August 29, 2001, we sold 950,000 unregistered shares of our common stock. These newly issued shares were sold to: The Paisley Fund, L.P., RS Paisley Pacific Master Fund Unit Trust, RS Smaller Company Growth, RS Diversified Growth, Constable Capital, LLC and ThinkEquity Partners, LLC, all of whom were accredited investors, pursuant to Rule 506 of Regulation D. The title of the unregistered shares is HEI Common Stock, $.05 par value, and the aggregate purchase price for the shares was $6,650, which we will use to increase working capital and for future capital expenditures. There was a 5% underwriting discount and the placement agent, ThinkEquity Partners, LLC, received 47,500 warrants convertible to shares of our common stock at a price of $8.05. We are in the process of registering these shares.

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

Sales

      2001 vs. 2000: Sales in fiscal 2001 increased $2,033, or 5%, as compared to fiscal 2000. This increase in sales occurred in the first half of fiscal 2001, primarily a result of increases in sales from the Mexico division, which increased by approximately $1,300 to $4,700, increases in sales from the high density interconnect division, which increased by approximately $1,600 to $1,900, and increases in sales from the microelectronic division, which increased by approximately $1,400. The Mexico division was closed in the third quarter for the reasons set forth below under “Operating Expenses.” The Mexico division offered full contract automated manufacturing services and assembly processes. These increases were offset by a decrease in Cross revenues of $2,200 as a result of a decline in sales to a significant customer early in the year. Sales to Siemens in fiscal 2001 represented 26% of revenue in fiscal 2001 compared to 42% in fiscal 2000. The decrease in sales with Siemens, Inc. is largely a result of normal fluctuations in demand for their products as well as an effort on their part to reduce inventories during the last half of our fiscal 2001.

      We have experienced a decline in quarterly sales during fiscal 2001, which is a result of the closure of the Mexico division at the end of the third quarter, a decline in sales to a significant customer of Cross, as well as a general economic slowdown in our focus markets specifically in the hearing, RFID/Access and communication contract manufacturing markets. The slowdown in these markets has resulted in our customers carrying high inventory levels of the products that we make, which they need to reduce before orders begin to increase significantly. We continue to see a weak market through our first quarter of fiscal 2002 as our customers continue to work through their inventory. Based on current backlog and customer forecasts, however, we expect an increase in sales beginning in the second quarter of fiscal 2002.

      2000 vs. 1999: Sales in fiscal 2000 increased $13,710, or 47%, as compared to fiscal 1999. This increase was primarily in the hearing aid market in the microelectronics division. Each division (microelectronics, Cross Technology, Mexico and high density interconnect) contributed to the growth in sales. The largest customer, Siemens, Inc., accounted for 42% of sales in 2000 as compared to 52% in 1999. The reason for the decrease in the percentage of sales to Siemens in fiscal 2000 is primarily due to the diversification of our customer base as well as the start up of operations in Mexico.

Gross Profit

      2001 vs. 2000: Our gross profit as a percentage of sales was 18% in fiscal 2001, as compared to 17% in fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to start-up costs in the prior year for the high density interconnect division, which were offset by higher operating losses for the Mexico division, which was closed in the third quarter of fiscal 2001.

      Gross profit on our products is largely affected by the level of sales as a result of the significant fixed costs related to the manufacturing of our products. We have taken actions to reduce the variable portion of cost of sales in the third and fourth quarter to match the lower revenue, however, gross margins declined to 16% in both the third and fourth quarters of fiscal 2001. Gross margins will improve as the level of sales increase. In addition, as the market acceptance of our new Broadband communication products occurs, which will have higher gross margins than we have historically experienced.

      2000 vs. 1999: Our gross profit as a percentage of sales was 17% in fiscal 2000, as compared to 23% in fiscal 1999. The reduction in gross profit as a percentage of sales was primarily due to lower margin sales for our Mexico division and Cross operations and start-up costs for the high density interconnect facility. The lower margins for our Mexico division are primarily a result of higher material content on revenue and lower than anticipated sales volumes.

Operating Expenses

      2001 vs. 2000: Selling, general and administrative expenses decreased by $532 in fiscal 2001, which is a result of higher costs in fiscal 2000 from implementing a new enterprise resource planning (ERP) system and start-up costs related to the high density interconnect division. In fiscal 2002, we expect a decrease in selling, general and administrative costs in total dollars and as a percent of sales.

      Research, Development and Engineering costs have increased in fiscal 2001 by $669, or 38%, compared to fiscal 2000. The increase is a result of an emphasis on new product development, especially in the broadband communications market, as well as new process and product development in all focus markets.

      Unusual charges of $1,693 in fiscal 2001 relates to the write-off of accounts receivable related to customers of the Mexico division of $1,268 in the second quarter and $425 of costs associated with the shut down of the Mexico division in the third quarter. The closing of the Mexico division is a result of the loss from operations for fiscal 2001 of approximately $2,450, including the write-off of accounts receivable and closure costs. The continuing revenue base in Mexico was unable to support the business and was not meeting our requirements for profitability. In fiscal 2000, other operating costs of $453 are acquisition transaction costs related to the acquisition of Cross in March 2000.

      2000 vs. 1999: Fiscal 2000 selling, general and administrative and research, development and engineering expenses increased $2,136, or 36%, over the previous year. This increase was due to increased selling costs to develop new business and support new operations, non-capitalizable costs associated with implementing a new ERP system and start-up costs related to the high density interconnect division (which are expensed as incurred) and increased development costs to support future business opportunities. In addition to these costs, we incurred $453 of acquisition transaction costs related to the acquisition of Cross in March 2000.

Other Income (Expense), Net

      2001 vs. 2000: In the fourth quarter of fiscal 2001, we wrote off its equity investment in Micro Substrates Corporation (MSC). Including this write-off, expenses incurred related to MSC for fiscal 2001 were $1,450.

      Other expense in fiscal 2001 of $732 increased $647 as compared to fiscal 2000, primarily due to higher interest expense, as a result of decreased average cash balances and increased short and long-term debt throughout fiscal 2001, partially offset by interest on loans receivable. We expects that interest expense for fiscal 2002 will be lower than fiscal 2001 as a result of the increased cash from the private placement that was completed in August 2001 and the general decrease in interest rates.

      2000 vs. 1999: Other income (expense) decreased $523 to a net expense of $85 in fiscal 2000 as compared to fiscal 1999 primarily due to lower investment balances and increased short and long-term debt resulting in higher interest costs.

Income Tax Expense (Benefit)

      2001 vs. 2000: The income tax benefit of $930 in fiscal 2001 increased over fiscal 2000 by $558. The increase is a result of the larger loss before income taxes in the current year. The effective tax rate of 22.6% in fiscal 2001 is lower than the federal and state statutory tax rate due to the loss on the MSC investment, which created a capital loss. The realization of the capital loss will not occur until we generate capital gains. As it is more likely than not that such capital gains will not occur, we have placed a valuation allowance of $510 on the deferred tax asset arising from the MSC capital loss.

      2000 vs. 1999: The income tax benefit in fiscal 2000 of $372 increased by $614 from the income tax expense of $242 in fiscal 1999. The effective tax rates for fiscal 2000 and fiscal 1999 are 24.4% and 38.1%, respectively. The decrease in the effective rate is largely a result of the non-deductible nature of the acquisition costs related to the Cross Technology acquisition in fiscal 2000.

Net Income (Loss)

      2001 vs. 2000: We had a net loss of $3,193 in fiscal 2001 compared to a net loss of $1,155 in fiscal 2000. The net loss in fiscal 2001 was primarily a result of the operating loss and closure of the Mexico division, including the accounts receivable write-off, and the impairment charge for MSC. Excluding Mexico and MSC, the net loss for fiscal 2001 was $164. Our future operating results are highly dependent upon our sales levels. As sales increase in fiscal 2002 and with the absence of operating losses associated with the closure of the Mexico division in fiscal 2001, we expect our net income (loss) to improve.

      2000 vs. 1999: We had a net loss of $1,155 in fiscal 2000 compared to net income of $393 in fiscal 1999. The loss in fiscal 2000 was a result of lower gross profit and higher expenses associated with the ramp up of the Mexico and high density interconnect divisions, ERP implementation costs, the Cross acquisition costs and higher debt.

Financial Condition

      Our net cash flow provided by operating activities for the year ended August 31, 2001 was $3,930. The cash flow generated was a result of improvements in the key working capital accounts of accounts receivable, inventories and accounts payable, which resulted in $3,100 with operating results contributing $700. The decrease in accounts receivable, inventories and accounts payable is attributable primarily to the decrease in revenue over the last half of the fiscal year as compared to the comparable prior year period.

      Accounts receivable average days outstanding was 74 days at August 31, 2001 compared to 49 days at August 31, 2000. Inventory turns were 7.0 and 7.4, for the years ended August 31, 2001 and 2000, respectively. The increased days outstanding and decreased inventory turns were primarily due to the slow down in revenue in the last half of the fiscal year, as well as a general slow down in customer payment practices throughout the industry.

      The current ratio at the end of fiscal 2001 was 2.7:1 as compared to 1.6:1 at the end of fiscal 2000. The increased current ratio is principally due to increased cash and cash equivalents and reduced outstanding revolving line of credit balances as a result of the $6,222 private placement of common stock completed in August 2001.

      We have a maximum of $5,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $8,500 capital expenditure term loan which both expire in August 2004 (see Notes 5 and 6 under Notes to Consolidated Financial Statements). As of August 31, 2001, there were $10 and $2,824 of borrowings under the line of credit and capital expenditure term loan, respectively. Approximately $5,000 of the capital expenditure term loan will be available for future capital expenditure term loans after we reach a Debt Service Coverage Ratio, as defined in the Loan Agreement, equal to or greater than 1.15 to 1.0 on a year-to-date basis. We are not currently in compliance with this covenant and as a result is not able to borrow additional funds under the capital expenditure loan. We continue to work to increase sales and improve our operating results to meet this covenant and have the ability to borrow additional funds under the capital expenditure loan.

      Our long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. Losses associated with the Mexico operations and the general economic slowdown in the hearing, RFID/ Access and other electronic contract manufacturing markets that we operate in have resulted in adverse operating results in fiscal 2001. Due to these adverse operating results, we were not in compliance with the interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2001. We have amended the agreement with the financial institution, which waives the events of default at August 31, 2001 and amends the covenants for fiscal 2002. Based on current projections, we believe that we will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

      During fiscal 2001, we purchased $3,418 of property and equipment, primarily for production equipment to prepare for production orders for our broadband products. These purchases were funded through cash flow from operations and utilization of the capital expenditure term loan.

      During fiscal 2002, we intend to expend approximately $2,500 for manufacturing and facility improvements and capital equipment. These additions will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

      We believe that our existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for us to meet its short and long-term debt obligations and operating requirements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk (In thousands)

      We are exposed to certain market risks with its $5,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At August 31, 2001, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $10, $2,824 and $2,435, respectively. The revolving line of credit agreement bears interest, at our option, at 1% above the prime rate of interest or 3.5% above the LIBOR rate. The capital expenditure loans bears interest, at our option, at 1.25% above the prime rate of interest or 3.75% above the LIBOR rate. At August 31, 2001 the interest rates on the revolving commitment and capital expenditure loans were 7.5% and 7.75%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. At June 2, 2001 the interest rate on the IDRBs was 2.11%. Consequently, we are exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates at August 31, 2001. If market interest rates had increased by 1% on August 31, 2001, this would have resulted in an increase to interest expense of approximately $53 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

RISK FACTORS (In thousands except per share amounts)

      This Annual Report on Form 10-K contains forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, adverse business or market conditions, our ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments, and change in or cancellation of customer requirements.

      The forward-looking statements included herein are based on current assumptions that we will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within our markets will not change materially or adversely, that we will continue to identify and satisfy customer needs for products and services, that we will be able to retain and hire key personnel, that its equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. We operate in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

      Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

      If we are unable to develop new products and services our revenue could decrease. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. Our products are based upon specifications from our customers. We may not be able to satisfactorily design and manufacture customer products based upon these specifications.

      If we fail to properly anticipate the market for new products and service we may lose revenue. Even if we are able to successfully identify, develop and manufacture as well as introduce new products and services, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results and financial condition could be materially adversely affected. The following factors could affect the success of our products and services in the microelectronic and other marketplaces:

•	the failure to adequately equip our manufacturing plant in anticipation of increasing business;

•	the failure of our design team to develop products in a timely manner to satisfy our present and potential customers; or

•	our limited experience in specific market segments in marketing our products and services, specifically in the telecom industry.

      We may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue because the sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by the complexity of the product to be developed and manufactured as well as a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of these things combined with the fact that our expenses are fixed, we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue.

      Our business may suffer and cause our stock price to decline if we are unable to protect our intellectual property rights. Intellectual property rights are important to our success and our competitive position. It is our policy to protect all proprietary information through the use of a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our intellectual property rights. There is no assurance that these agreements, provisions and laws will be adequate to prevent the imitation or unauthorized use of our intellectual property. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which infringement of our intellectual property exists, we expect infringement to be a persistent problem. In addition, the laws of some foreign countries do not protect our products to the same extent that the laws of the United States protect our products. If our intellectual property rights are not protected our business may suffer if a competitor uses our technology to capture our business, which could cause our stock price to decline. Furthermore, even if the agreements, provisions and intellectual property laws prove to be adequate to protect our intellectual property rights, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our products or technologies.

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

      We may pursue future acquisitions and investments that may adversely affect our financial position or cause our earnings per share to decline. In the future we may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our business. Such acquisitions, though, involve certain risks:

•	We may not be able to negotiate or finance the acquisition successfully.

•	The integration of acquired businesses, products or technologies into our existing business may fail.

•	We may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

      If our customers are unable to gain market acceptance for the products that we develop or manufacture for them, we may lose revenue. We design and manufacture components for other companies. We also sell proprietary products that contain components to other companies and end-user customers. For products we manufacture (manufactured for others or those we sell directly), our success is dependent on the acceptance of those products in their markets. We have no control over the products or marketing of products that we sell to our customers. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new procedure. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Some of our customers, especially emerging growth companies, have limited or no experience in marketing their products and may be unable to establish effective sales and marketing and distribution channels to rapidly and successfully commercialize their products. If our customers are unable to gain any significant market acceptance for the products we develop or manufacture for them, our business will be adversely affected.

      If we fail to comply with environmental laws and regulations we may be fined and prohibited from manufacturing products. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol, that are used in very small quantities to manufacture our products. While we are currently in compliance with applicable regulations, if we fail to comply with these regulations substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

      If the products we design and manufacture are the subject of product recalls or a product liability claim, we may lose revenue, our business reputation may be damaged and we may incur significant legal fees. A number of the components we design or manufacture are for medical devices. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If a component we designed or manufactured is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the component or the product in which it is used may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall on our business might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and damage to our reputation, each of which would have a material adverse effect on our business, operating results and financial condition.

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

Any one of these factors, or a combination of one or more factors, could adversely affect our annual and quarterly operating results, which in turn may cause our stock price to decline.

      We are dependent on a single industry and adverse trends in that industry may reduce our revenues. During the past several years, we have been significantly dependent on a single market. In fiscal 2001, 61% of our revenues came from sales to hearing instrument and medical manufacturers. These industries are characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these industry trends to the extent that they reduce our revenues. In particular, if the hearing instrument manufacturers develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected.

      Although we are attempting to reduce our dependence on a single industry, we do not expect this historic dependence to change dramatically or quickly. Moreover, a significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

      Our customer base is highly concentrated and the loss of a key customer may reduce our operating results and financial condition. Our customer base is highly concentrated. In fiscal 2001, 2000 and 1999, our two largest customers, Siemens, Inc. and Sonic Innovations, Inc., in the aggregate accounted for 51%, 57% and 65%, respectively, of net sales. Each of these customers has multiple programs in production with us. Although we are reducing this concentration, we expect that sales to a relatively small number of original equipment manufacturers will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue, no one customer at 10% or greater revenue and no one program at 25% or greater.

      We may lose business and revenues if we fail to successfully compete with our customers for business. We face competition from the internal operations of our current and potential original equipment manufacturer customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a comparative advantage over us with respect to high-volume production. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.

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

      We are often one of two or more suppliers on any particular customer requirement and are, therefore, subject to continuing competition on existing programs. In order to remain competitive in any of our markets, we must continually provide timely and technologically advanced design capabilities and manufacturing services, ensure the quality of our products, and compete favorably with respect to turnaround and price. If we fail to compete favorably with respect to the principal competitive factors in the markets we serve, we may lose business and our operating results may be reduced.

      Fluctuations in the price and supply of components used to manufacture our products may reduce our profits. Substantially all of the our manufacturing services are provided on a turnkey basis in which we, in addition to providing design, assembly and testing services, are responsible for the procurement of the components that are assembled by us for our customers. Although we attempt to minimize margin erosion as a result of component price increases, in certain circumstances we are required to bear some or all of the risk of such price fluctuations, which could adversely affect our profits. To date, we have generally been able to negotiate contracts that allow us to shift much of the impact of price fluctuations to the customer; however, there can be no assurance that we will be able to do so in all cases.

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

      Certain of the assemblies manufactured by us require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components purchased from any of our key suppliers could have a material adverse impact on our financial performance. From time to time, our suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components. While we have not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could reduce our operating results.

      Our costs may increase significantly if we are unable to forecast customer orders and production schedules. The level and timing of orders placed by customers vary due to the customers’ attempts to balance their inventory, changes in customers’ manufacturing strategies, and variations in demand for the customers’ products. Due in part to these factors, most of our customers do not commit to firm production schedules more than several weeks in advance of requirements. Our inability to forecast the level of customers’ orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty could also significantly increase our costs related to manufacturing product. In the past, we have been required to increase staffing and incur other expenses in order to meet the anticipated demands of our customers. From time to time, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer’s business needs, both of which have adversely affected our operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on our resources. There can be no assurance that we will not experience similar fluctuations in customer demand in the future.

      We may have a significant accounts receivable write-off and well as an increase in inventory reserve due to the inability of our customers to pay their accounts. We may carry significant accounts receivable and inventory in connection with providing manufacturing services to our customers. If one or more of our principal customers were to become insolvent, or otherwise fail to pay for the services and materials provided by us, our operating results and financial condition would be adversely affected.

      Our business success may be adversely affected by our ability to hire and retain employees. Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. We rely upon the acquisition and retention of employees with extensive technological experience. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. None of our employees are subject to a long-term employment agreement, although several key employees are subject to non-competition agreements. The loss of one or more key employees may materially adversely affect our growth. We do not currently have employment contracts with any of our employees.

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

      Our operating results may be reduced if we are unable to utilize our net operating loss carryforwards. We have net operating loss carryforwards for federal income tax purposes. We have not, however, provided a valuation allowance for any deferred tax assets because we believe that it is more likely than not that they will be realized. Realization of these assets is dependent on our achieving profitability levels sufficient to utilize our net operating loss carryforwards. The write-off of this asset may be required if we determine that we are unable to utilize the net operating loss carryforwards. A write-off of this asset could materially adversely affect our operating results and financial condition.

      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock. As of October 31, 2001, we had options outstanding to acquire 1,037,238 shares of our common stock, exercisable at prices ranging from $5.125 to $20.375 per share, with a weighted average exercise price of approximately $10.64 per share. During the terms of these options, the holders will have the opportunity to profit from either an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

      The market price of our common stock may be reduced by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of October 31, 2001, these shares consist of:

•	approximately 1,264,631 shares owned by our executive officers and directors of our outstanding common stock; and

•	approximately 1,037,238 shares issuable to option holders.

      Unless the shares of our outstanding common stock owned by our executive officers and directors are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale that must be complied with before they can be resold.

      Provisions in our articles of incorporation allow us, without obtaining shareholder approval, to issue additional shares of stock that may reduce the value of the common stock or inhibit a third-party acquisition. Our articles of incorporation authorize our Board of Directors to issue up to 10,000,000 shares of common stock and 5,000,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Undesignated stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions. If the Board of Directors authorizes the issuance of preferred stock in the future, this authorization could affect the rights of the holders of our common stock, thereby reducing the value of our common stock, and could make it more difficult for a third party to acquire us, even if a majority of the holders of our common stock approved of an acquisition.

Item 8.     Financial Statements

      Our financial statements as of August 31, 2001 and 2000, and for the years then ended together with the Independent Auditor’s Report are included in this Form 10-K on the pages indicated below.

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

Note 9

Stock Benefit Plans

      1998 Plan. Under the Company’s 1998 Stock Option Plan (the 1998 Plan), a maximum of 1,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2001, the number of shares available for grant was 90,849.

      1989 Plan. Under the Company’s 1989 Omnibus Stock Compensation Plan (the 1989 Plan), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options, stock purchase rights and other stock-based awards.

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

      Stock Warrants. In August 2001, the Board of Directors authorized the Company to issue up to 100,000 Common Stock Purchase Warrants (Warrants). In August 2001, the Company issued 47,500 Warrants in connection with a financing transaction. The Warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expire five-years from date of grant.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following is a list of the names and ages of each of our directors as of November 30, 2001, and the year in which each such director was elected is set forth below. Each director serves a term of one year or until his successor is elected and qualified.

		Director
Name and Position	Age	Since

Anthony J. Fant, Chairman of the Board and Chief Executive Officer	41	1998

Edwin W. Finch, III, Director	56	1998

David W. Ortlieb, Director	71	1998

Steve E. Tondera, Jr., Vice President of Finance, Treasurer, Chief Financial Officer and Director	38	1998

Mack V. Traynor, III, Director	43	1998

      Anthony J. Fant has been our Chief Executive Officer since November 1998. Mr. Fant has been a director, President and Chief Executive Officer of Fant Broadcasting Company (including, for these purposes, various affiliated companies engaged primarily in television and radio broadcasting) since 1986. From 1986 to 1996, Fant Broadcasting Company acquired, built or managed a number of television and radio stations. Mr. Fant currently owns a number of businesses in diverse industries.

      Edwin W. Finch, III is the President of Diversified Drilling Corporation, a company which drills municipal water supply wells, and has been a director and President of FHL Capital Corporation, an investment banking and business valuation firm specializing in mergers and acquisitions, since 1984. Mr. Finch also served as President of Pinson Valley Millworks, Inc., a distributor of millworks products, from 1988 to 1996.

      David W. Ortlieb has been an independent management consultant since 1994. Mr. Ortlieb served as a director, President and Chief Executive Officer of Immunomedics, Inc., a biopharmaceutical company, from 1992 to 1994. Mr. Ortlieb has served as a director and executive officer of Texas Biotechnology Corporation, American Optical Corporation, Erbamont, N.V. and Abbott Laboratories

      Steve E. Tondera, Jr. has served as our Vice President of Finance, Treasurer and Chief Financial Officer since June 2000. Prior to being appointed as the Chief Financial Officer, he was the Managing Director of our Mexico division. From October 1994 until June 2000, Mr. Tondera served as the Chief Financial Officer of Fant Industries, LLC., Fant Industries, LLC owns a number of businesses in diverse industries.

      Mack V. Traynor, III served as Chief Executive Officer of Do The Good, Inc., a philanthropic software development company from May 2001 until October 2001 and as Chief Financial Officer of 10K Partners, Inc., private investment company, from April 2000 until June 2000. Mr. Traynor also served as President and Chief Executive Officer of NeoNetworks, a private development stage company designing high-speed data communications equipment, from October 1998 to January 1999. Mr. Traynor has served as President of Manitou Investments, a private investment and business management firm, since 1998. Mr. Traynor was a director of Telident, Inc., a telecommunications products and services company, from 1998 to 2000. Mr. Traynor also served as a director of Eltrax Systems, Inc., a networking products and services company, from 1995 to 1999, serving as Chief Financial Officer from 1995 to 1996 and President, Chief Executive Officer and Chief Operating Officer from 1995 to 1997. Mr. Traynor served as President and Chief Operating Officer of Military Communications Center, Inc., a company that provided telecommunications services to

U.S. Military personnel, from 1988 to 1995. He also served as President of U.S. West Enterprises, a division of U.S. West, Inc.

Executive Officers

      The following is a list of our executive officers, their ages, positions and offices as of November 30, 2001. Each executive officer serves a term of one year or until his successor is elected and qualified.

Name	Age	Position

Anthony J. Fant	41	Chairman and Chief Executive Officer

Donald R. Reynolds	43	President and Chief Operating Officer

Steve E. Tondera, Jr.	38	Chief Financial Officer, Treasurer, Vice President Finance and Director

Stephen K. Petersen	48	Vice President Operations

      Anthony J. Fant Please see the biography of Mr. Fant set forth above.

      Donald R. Reynolds joined us in March 1998 as Executive Vice President and was appointed President in April 1998 and Chief Operating Officer in January 1999. Before joining us, beginning in 1995, he was employed with BF Goodrich Aerospace in senior executive positions in product engineering, marketing and business unit management, and most recently as Business Unit Director for a business unit having approximately $30 million in revenues. This business unit designed and manufactured high technology products (sensors, electronics, software) for the aerospace industry. Mr. Reynolds was responsible for all management aspects of this unit such as marketing, sales and operations.

      Steve E. Tondera, Jr. Please see the biography of Mr. Tondera set forth above.

      Stephen K. Petersen joined us in March 1998 as Director of Manufacturing. He was appointed Vice President of Operations in September 2000. Before joining us, he was employed with Sheldahl, a manufacturer of electronic materials and derivatives, in a variety of positions ranging from Engineer to Plant Manager and most recently as the Operations Manager. Mr. Petersen was responsible for production and manufacturing engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires that our officers and directors and those persons who own more than 10% of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 2001 and written representations from certain reporting persons, we believe that all filing requirements applicable to its officers and directors have been complied with.

Item 11.     Executive Compensation

Summary Compensation Table

      The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Chief Executive Officer and the other Executive Officers whose total annual compensation for fiscal 2001 (based on salary and bonus) exceeded $100,000 (Named Executive Officers).

		Annual Compensation

					Long-Term
	Fiscal				Compensation	Other
Name and Principle Position	Year	Salary		Bonus	Awards/Options	Compensation

Anthony J. Fant	2001	$187,497		—	100,000	$1,615	(2)
Chief Executive Officer	2000	$150,010		—	45,000	$2,913	(2)
	1999	$75,293	(1)	—	90,000	$216	(2)

Donald R. Reynolds	2001	$164,417		—	30,000	—
President and Chief Operating Officer	2000	$151,731		—	30,000	—
	1999	$138,788		—	25,000	—

Steve E. Tondera, Jr.	2001	$140,883		—	25,000	$2,563	(2)
Vice President Finance and	2000	$110,011		—	30,000	—
Chief Financial Officer	1999	$62,094		—	75,000	—

Thomas Goodnow(4)	2001	$138,798		$44,868	15,000	$3,611	(2)
Vice President Sales and Marketing	2000	$137,394		$31,792	20,000	$3,891	(2)
	1999	$33,440		$12,000	50,000

Stephen K. Peterson	2001	$124,718		—	12,500	$1,772	(2)

Vice President Operations						$10,750	(3)
	2000	$133,286		—	17,500	$2,665	(2)
	1999	$167,392		$15,000	18,000	$628	(2)

(1)	Mr. Fant was appointed Chief Executive Officer in November 1998 and began to receive salary in January 1999.

(2)	Consists of Company matching contributions to 401(k) plan.

(3)	Consists of compensation under exercise of stock options.

(4)	As of September 4, 2001, Mr. Goodnow is no longer with the Company.

Options Granted During Fiscal 2001

      The following table sets forth certain information regarding grants of stock options to the Named Executive Officers during fiscal year 2001 pursuant to the 1989 Plan and the 1998 Plan.

						Potential Realizable
						Value of Assumed
	Number of		% of Total			Annual Rates of Stock
	Shares		Options			Price Appreciation for
	Underlying		Granted in	Exercise		Option Term(2)
	Options		Fiscal	Price	Expiration
Name	Granted(#)		2001	($/Share)(1)	Date	5%($)	10%($)

Anthony J. Fant	100,000	(3)	23.8%	$13.875	1/24/11	872,600	2,211,300

Donald R. Reynolds	30,000	(3)	7.1%	$13.875	1/24/11	261,800	663,400

Steve E. Tondera, Jr.	25,000	(3)	5.9%	$13.875	1/24/11	218,150	552,800

W. Thomas Goodnow(4)	15,000	(3)	3.6%	$13.875	1/24/11	130,889	331,698

Stephen K. Petersen	12,500	(3)	3.0%	$13.875	1/24/11	109,075	276,400

(1)	All options are granted at the fair market value of the common shares at the date of grant.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimates or projections of the future prices of our common stock.

These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(3)	These options were granted on January 24, 2001. The options will become exercisable as follows: (i) one-half of the option shares will become cumulatively exercisable in 25% increments on each of the first through fourth anniversaries of the date of grant, (ii) one-quarter of the option shares will become exercisable on the earlier of (a) the first date on which the closing price of the Common Stock has equaled or exceeded $17.50 for at least five consecutive trading days, or (b) the fifth anniversary of the date of grant, and (iii) one-quarter of the option shares will become cumulatively exercisable (a) in 20% increments on each of the fourth through eighth anniversaries of the date of grant, or (b) if earlier, on the first date on which the closing price of the Common Stock has equaled or exceeded $25.00 for at least five consecutive trading days, in each case provided that the optionee remains in continuous service with us or any of our subsidiaries until the applicable anniversary or date.

(4)	As of September 4, 2001, Mr. Goodnow is no longer with the Company.

Aggregated Option Exercises During Fiscal 2001 and Fiscal Year-End Option Values

				Number of
				Securities
				Underlying	Value of Unexercised
	Shares			Unexercised	in-the-Money Options
	Acquired			Options at Fiscal	at Fiscal Year-End
	on	Value		Year-End	($)
	Exercise	Realized		Exercisable/	Exercisable/
Name	(#)	($)		Unexerciseable	Unexercisable(1)

Anthony J. Fant	89,375	—	(2)	0/145,625	$0/$42,438

Donald R. Reynolds	12,500	—	(2)	11,250/72,500	$0/$30,313

Steve E. Tondera, Jr.	10,000	—	(2)	66,250/120,000	$150,250/$174,500

W. Thomas Goodnow(3)	—	—		32,500/52,500	$96,563/$48,281

Stephen K. Petersen	2,000	$10,750		12,625/46,000	$16,975/$97,191

(1)	Calculated as the difference between the closing price of our common stock on August 31, 2001, which was $8.30, and the option exercise price multiplied by the number of shares exercisable/unexercisable. If the option price is greater than the closing price on August 31, 2001, the value is $0.

(2)	Value realized on shares acquired on exercise was negative as the exercise price at the date of exercise was higher than the fair value at the date of exercise.

(3)	As of September 4, 2001, Mr. Goodnow is no longer with the Company.

      We do not have any outstanding stock appreciation rights.

Compensation Committee Interlocks and Insider Participation

      As stated in the Compensation Committee Report below, Messrs. Traynor, Finch and Ortlieb comprise the Compensation Committee of the Board of Directors. No member of the Compensation Committee of the Board of Directors served as one of our officers, former officers or employees (or as an officer, former officer or employee of any of our subsidiaries) during fiscal 2001 or at any other time.

HEI, INC.

REPORT OF THE COMPENSATION COMMITTEE
FISCAL 2001

      The Compensation Committee has furnished the following report on executive compensation: Since its inception, the Compensation Committee of the Board of Directors has been responsible for supervising and recommending for full Board approval the compensation and benefits of the executive officers of the Company. The Committee has reviewed, at least annually, competitive salary levels at other companies and set salary ranges for executive officer positions based on a philosophy of placing the average of the range in relation to the competitive value of the position. From this reference point, the base salaries of executive officers of the Company have been set to be commensurate with their experience, scope of duties and responsibilities and overall level of performance. At present, the executive compensation program is comprised of salary, bonuses, incentive opportunities in the form of stock options, and miscellaneous benefits typically offered to executives of similar type corporations. Along with other eligible employees, executive officers also participate in an Employee Stock Purchase Plan. The compensation and bonuses for all executive officers, including the Chief Executive Officer, have been based on the performance of the organization. During fiscal year 2001, in setting the compensation for the Chief Executive Officer, the Compensation Committee also took into consideration peer group comparisons of compensation for chief executive officers and the contribution of the Chief Executive Officer to the overall performance of the Company. Annual incentive plans for executive officers and the entire staff of the Company were developed and implemented in fiscal year 2001. Specific goals for the organization were established along with specific goals for individual departments. This program was developed to enhance shareholder value and enable the organization to attract and retain competent management and employees. The foregoing report is furnished by Mack Traynor (Chairman) and Messrs. Finch and Ortlieb.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

      The following line graph compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of the Russell 2000 (IUX) and the PHGILASemiCon (SOX.X) Index for the last five years. Returns are based on a $100 investment on August 31, 1996 and are calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends.

TOTAL RETURN to SHAREHOLDERS

AUG 1996 to AUG 2001

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table lists the beneficial ownership of our common stock owned as of December 3, 2001, by (i) our directors; (ii) the executive officers named in the Summary Compensation Table set forth above and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the persons listed in the following table have sole voting and investment powers with respect to the shares owned.

Shares Beneficially Owned

Name	Number of Shares	Percentage

Anthony J. Fant, Chairman and Chief Executive Officer(1)	1,089,273	18.9%

Steve E. Tondera, Jr., Vice President of Finance, Chief Financial Officer, Treasurer and Director(2)	91,150	1.5%

Donald R. Reynolds, President and Chief Operating Officer(3)	33,250	*

Stephen K. Petersen, Vice President Operations(4)	20,833	*

Edwin W. Finch, III, Director(5)	68,250	1.1%

David W. Ortlieb, Director(6)	65,000	1.0%

Mack V. Traynor, III, Director(7)	67,000	1.1%

All directors and executive officers as a group (7 persons)	1,434,756	23.9%

*	Denotes share ownership of less than 1%

(1)	Includes 10,000 shares owned directly by Fant Industries, LLC of which Mr. Fant is the sole shareholder.

(2)	Includes 1,100 shares owned directly by Mr. Tondera’s spouse and 66,250 shares issuable upon exercise of options that are exercisable within 60 days.

(3)	Includes 11,250 shares issuable upon exercise of options that are exercisable within 60 days.

(4)	Includes 12,625 shares issuable upon exercise of options that are exercisable within 60 days.

(5)	Includes 10,000 shares issuable upon exercise of options that are exercisable within 60 days.

(6)	Includes 65,000 issuable upon exercise of options that are exercisable within 60 days.

(7)	Includes 10,000 shares issuable upon exercise of options that are exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

      Mr. Fant, Mr. Reynolds, Mr. Finch and Mr. Traynor each issued Promissory Notes to us in connection with the exercise of stock options. The amounts owing as of August 31, 2001 are $607,020, $74,985, $252,718 and $308,977 respectively. The first payment on each such note will be due April 2, 2002. The rate of interest charged is 8.25% per annum.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements — see Part II

(2) Schedule II — Valuation and Qualifying Accounts — See Part II

      (b) Reports on Form 8-K: There were no filings on Form 8-K during the fourth quarter of FY2001.

Exhibits:

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 7
3.1	—	Restated Articles of Incorporation, as amended.	Note 1
3.2	—	Bylaws, as amended.	Note 6
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.1b	—	First Amendment to Credit Agreement	Note 8
10.1c	—	Second Amendment to Loan Security Agreement	Note 8
10.1d	—	Third Amendment to Loan Security Agreement	Note 8
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.2b	—	Amended and Restated Capital Expenditure Note	Note 8
10.2c	—	Amended and Restated Capital Expenditure Note	Note 8
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000.	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 8
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000.	Note 2
10.7b	—	Amended and Restated Revolving Note	Note 8
10.8	—	Form of Indemnification Agreement between HEI and officers and directors.	Note 3

*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date.	Note 4
*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date.	Note 5
*10.11	—	1998 Stock Option Plan adopted November 18, 1998.	Note 6
*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998.	Note 6
*10.14	—	Agreement regarding Employment/ Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 9
*10.15	—	Stock purchase agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001.	Note 9
†10.16	—	Promissory Note used in connection with the exercise of stock options.
†21	—	Subsidiaries of the Registrant
†23	—	Consent of KPMG LLP.

Notes to Exhibits above:

(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended August 31, 1990, and incorporated herein by reference.

(2)	Filed as an exhibit to this Form 10-KSB for the fiscal year ended August 31, 2000.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1998 and incorporated herein by reference.

(7)	Filed as a Form 8-K on March 21, 2000.

(8)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(9)	Filed with our report on Form 8-K, filed September 4, 2001.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.

SCHEDULE II

Valuation and qualifying accounts

	Balance at	Additions
	Beginning	Charged to	Deductions	Balance at
	of Period	Costs and Expenses	from Reserve	End of Period

	(In thousands of dollars)

Allowance for doubtful accounts:

Year ended August 31, 2001	$215	$1,268	$1,212	$271

Year ended August 31, 2000	140	75	—	215

Year ended August 31, 1999	230	—	90	140

SIGNATURES

      In accordance with Section 13 or 15(c) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: December 4, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	December 4, 2001

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	December 4, 2001

/s/ EDWIN W. FINCH, III Edwin W. Finch	Director	December 4, 2001

/s/ DAVID W. ORTLIEB David W. Ortlieb	Director	December 4, 2001

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	December 4, 2001