Form 10-K405/A
period 2001-08-31
HEI INC
filed 2001-12-13
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 2)

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

Common Stock, Par Value $.05 Per Share

(Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

     The aggregate market value, in thousands, as of December 10, 2001 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $33,460,639.

     As of December 10, 2001, 5,985,710 Common Shares, par value $.05 per share, were outstanding.

RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
PART III
HEI, INC. COMPENSATION COMMITTEE REPORT TO THE BOARD FISCAL 2001
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

Item 3.     Legal Proceedings

      As of December 10, 2001 there are no material legal proceedings pending against us or our properties. From time to time we may become involved in routine litigation incidental to our business.

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

      As of December 10, 2001, we had 332 shareholders of record. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance the continued development of our future business. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our agreement with our bank contains restrictions on our right to pay dividends.

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

      We have a maximum of $5,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $8,500 capital expenditure term loan, each of which both expire in August 2004 (see Notes 5 and 6 under Notes to Consolidated Financial Statements). As of August 31, 2001, there were $10 and $2,824 of borrowings under the line of credit and capital expenditure term loan facility, respectively. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. Losses associated with the Mexico operations and the general economic slowdown in the hearing, RFID/Access and other electronic contract manufacturing markets in which we operate have resulted in adverse operating results in fiscal 2001. Due to these adverse operating results, we were not in compliance with the interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2001. We have amended the agreement with the financial institution, which waives the events of default at August 31, 2001 and amends the covenants for fiscal 2002. Both are currently in compliance with the bank covenants and, based on current projections, we believe that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

      Although we are in compliance with the bank covenants, the financial institution has put certain restrictions on our ability to borrow additional funds under the capital expenditure term loan facility. These restrictions require us to reach a Debt Service Coverage Ratio, as defined in the Loan Agreement, equal to or greater than 1.15 to 1.0 on a year-to-date basis, prior to allowing additional borrowings under the capital expenditure term loan facility. As a result of these restrictions, we are currently not able to borrow additional funds under the capital expenditure term loan facility. We continue to work to increase sales and improve our operating results to meet this covenant and regain the ability to borrow additional funds under the capital expenditure loan facility.

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

      If we are unable to register certain shares of our common stock with the SEC within a specified period of time from the closing on the private placement of such stock or our stock is no longer listed on Nasdaq or is otherwise suspended from trading, we may have to pay out amounts in excess of 125% of the purchase price of such stock. On August 29, 2001, in connection with the private placement of 950,000 shares of our common stock to certain of the selling shareholders named in this Prospectus, we entered into a stock purchase agreement and a registration rights agreement. Such agreements provide that, in the event that our common stock is suspended from trading for 5 or more consecutive trading days, our common stock is no longer listed on a national exchange or Nasdaq or such shares of common stock are not registered with the SEC pursuant to an effective registration statement within 180 days of August 29, 2001, such selling shareholders will have the right, for a 30-day period, to put the shares of common stock purchased under such agreement back to us at 125% of the aggregate purchase price paid for such shares (an aggregate amount of $8,312,500). We are unable to offer assurances that such events will not occur and the put rights will not be triggered. The occurrence of any one of these events and the triggering of the put rights may require us to pay amounts in excess of the amounts received for such shares, which may have a material adverse effect on our working capital and financial condition.

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

      Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control, which may cause us to be out of compliance with our debt covenants. We have experienced substantial fluctuations in our annual and quarterly operating results and such fluctuations may continue in future periods. Adverse operating results could result in an event of default with our bank agreement for not meeting certain financial and other restrictive covenants, such as, tangible net worth, interest coverage ratio, debt service coverage ratio and year to date net loss. Failure to meet these covenants could require us to:

•	Immediately repay our outstanding balances;

•	Find a new lender, which may cause us to incur costs in connection with such new lending relationship;

•	Incur increased borrowing rates and amendment fees;

•	Incur additional restrictions on our ability to borrow additional funds.

      Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds or adversely affect future operating results.

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

HEI, INC.
COMPENSATION COMMITTEE
REPORT TO THE BOARD
FISCAL 2001

      Decisions on compensation of the Company’s executive officers generally have been made by the Compensation Committee (the “Compensation Committee”) of the Board. The members of the Compensation Committee are Chairman Mack V. Traynor and Messrs. Edwin W. Finch, III, David W. Ortlieb and Anthony J. Fant.

      All decisions by the Compensation Committee relating to the compensation of the Company’s Executive Officers are reviewed by the full Board. Pursuant to SEC rules designed to enhance disclosure of the Company’s policies toward executive compensation, set forth below is a report prepared by the Compensation Committee of the Board of Directors addressing the Company’s compensation policies for the fiscal year ended August 31, 2001 as they affected the Company’s executive officers.

      The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company’s annual objectives and long-term goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be competitive with those offered by employers of comparable size, growth and profitability in the Company’s industry.

      There are three elements in the Company’s executive compensation program, each of which is determined by individual and corporate performance: base salary compensation, annual incentive compensation and long-term incentive compensation.

      Base salary compensation is determined by the potential impact the individual may have on the Company, the skills and experience required by the job, comparisons with comparable companies and the performance and potential of the incumbent in the job.

      For fiscal 2001, the named Executive Officers of the Company, together with certain other officers, were eligible to receive an annual incentive bonus. The Compensation Committee established a target bonus for each executive officer expressed as a percentage of base salary. The percentage established for each executive officer ranged from 25% to 50%. These Executive Officers would receive this target bonus upon reaching certain financial thresholds based on the Company reaching seventy-five (75) percent of plan net income. The bonus program identifies key performance measures for each officer, although the Compensation Committee retained discretion in considering additional factors in awarding bonuses. The Chief Executive Officer and other Executive Officers are subject to the key performance measure which is the Company reaching seventy-five (75) percent of plan net income. Certain other executives, such as the Vice President of Manufacturing are subject to an additional performance measure, that of specific corporate objectives related to that office. Since the Company did not obtain seventy-five (75) percent of plan net income the Compensation Committee did not award any annual incentive bonuses to the named Executive Officers for fiscal 2001.

      Long-term incentive compensation, pursuant to the Company’s 1998 Employee Stock Option Plan, to the Chief Executive Officer, as well as other executive officers of the Company, is designed to integrate compensation with the Company’s annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, assist in the retention of executives and align the long-term interests of management with those of the Company’s shareholders. The Compensation Committee makes recommendations to the Board regarding the granting of restricted stock awards and stock option grants to executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Company.

      On January 24, 2001, the Compensation Committee made awards of non-qualified stock options to certain of the Company’s executive officers as follows: Mr. Anthony Fant, Chairman of the Board and Chief Executive Officer—100,000 shares; Mr. Donald Reynolds, President and Chief Operating Officer—30,000 shares; Mr. Steve Tondera—25,000 shares; Mr. W. Thomas Goodnow—15,000 shares; and Mr. Stephen

Petersen—12,500 shares. All options granted on January 24, 2000 have an exercise price equal to $13.875 per share, the fair market value of the Common Stock on the grant date. One-half of the shares will become cumulatively exercisable in 25% increments on each of the first through fourth anniversaries, one-quarter of the shares will be cumulatively exercisable on the earlier of (A) the first date on which the closing price of the Company’s stock has equaled or exceeded $17.50 for at least five consecutive trading days, or (B) the fifth anniversary of the date of grant and one-quarter of the shares will become cumulatively exercisable (A) in 20% increments on each of the fourth through the eighth anniversaries of the date of grant, or (B) if earlier, on the first date on which the closing price has equaled or exceeded $25.00 for at least five consecutive trading days. The Compensation Committee also recommended that stock options be granted to certain other non-executive officers of the Company.

      The compensation of Mr. Fant, who served as the Company’s Chief Executive Officer in fiscal 2001, was determined by applying a process and philosophy similar to that of other executive officers. In fiscal 2001, Mr. Fant received a base salary of $187,497. Mr. Fant was not eligible for an annual incentive bonus of approximately fifty percent (50%) of his base salary due to the Company’s performance during fiscal 2001. As noted above, Mr. Fant was also granted an option to acquire 100,000 shares of the Company’s common stock at an exercise price equal to $13.875 per share, the fair market value of the Common Stock on the grant date. One-half of the shares will become cumulatively exercisable in 25% increments on each of the first through fourth anniversaries, one-quarter of the shares will be cumulatively exercisable on the earlier of (A) the first date on which the closing price of the Company’s stock has equaled or exceeded $17.50 for at least five consecutive trading days, or (B) the fifth anniversary of the date of grant and one-quarter of the shares will become cumulatively exercisable (A) in 20% increments on each of the fourth through the eighth anniversaries of the date of grant, or (B) if earlier, on the first date on which the closing price has equaled or exceeded $25.00 for at least five consecutive trading days..

      The Compensation Committee does not anticipate that any of the compensation payable to executive officers of the Company in the coming year will exceed the limits and deductibilities set forth in section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has not established a policy regarding compensation in excess of these limits, but will continue to monitor this issue.

Mack V. Traynor Edwin W. Finch, III David W. Ortlieb Anthony J. Fant

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

Date: December 13, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	December 13, 2001

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	December 13, 2001

/s/ EDWIN W. FINCH, III Edwin W. Finch	Director	December 13, 2001

/s/ DAVID W. ORTLIEB David W. Ortlieb	Director	December 13, 2001

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	December 13, 2001