Form 10-Q
period 2001-12-01
HEI INC
filed 2002-01-15
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 1, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ____________ to ____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of January 15, 2002, 5,985,710 shares of common stock, par value $.05.

This Form 10-Q consists of 14 pages.

Table of Contents	HEI, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 1, 2001	August 31, 2001

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,735	$4,393

Accounts receivable, net	3,074	4,617

Inventories, net	3,955	4,284

Other current assets	1,173	635

Total current assets	12,937	13,929

Property and equipment:

Land	216	216

Building and improvements	4,316	4,316

Fixtures and equipment	20,352	18,810

Accumulated depreciation	(12,346)	(11,714)

Net property and equipment	12,538	11,628

Other long-term assets	2,026	1,971

Total assets	$27,501	$27,528

Liabilities and Shareholders’ Equity

Current liabilities:
Revolving line of credit	$1,465	$10

Current maturities of long-term debt	1,441	1,441

Accounts payable	1,612	1,912

Accrued employee related costs	750	839

Accrued liabilities	1,042	934

Total current liabilities	6,310	5,136

Long-term debt, less current maturities	3,730	3,972

Total liabilities	10,040	9,108

Shareholders’ equity:

Undesignated stock; 5,000 shares authorized; none issued	—	—

Common stock, $.05 par; 10,000 shares authorized; 5,986 and 5,956 shares issued and outstanding	298	298

Paid-in capital	16,445	16,310

Retained earnings	1,984	3,078

Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	17,461	18,420

Total liabilities and shareholders’ equity	$27,501	$27,528

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 1, 2001	December 2, 2000

Net sales	$6,126	$13,724

Cost of sales	5,741	11,170

Gross profit	385	2,554

Operating expenses:

Selling, general and administrative	1,362	1,546

Research, development and engineering	660	520

Operating income (loss)	(1,637)	488

Other expense, net	(21)	(363)

Income (loss) before income taxes	(1,658)	125

Income tax expense (benefit)	(564)	43

Net income (loss)	$(1,094)	$82

Net income (loss) per common share

Basic	$(0.18)	$0.02

Diluted	$(0.18)	$0.02

Weighted average common shares outstanding

Basic	5,971	4,779

Diluted	5,971	5,079

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 1, 2001	December 2, 2000

Cash flow from operating activities:

Net income (loss)	$(1,094)	$82

Depreciation and amortization	685	732

Deferred income tax expense (benefit)	(293)	119

Other	13	6

Accounts receivable allowance	1	(36)

Equity in net loss of MSC	—	8

Non-cash expenses for CMED transaction	—	161

Changes in operating assets and liabilities:

Accounts receivable	1,542	1,126

Inventories	329	(189)

Income taxes	—	(86)

Other current assets	(245)	2

Accounts payable	(300)	(109)

Accrued employee related costs and accrued liabilities	19	(222)

Net cash flow provided by operating activities	657	1,594

Cash flow from investing activities:

Additions to property and equipment	(1,597)	(682)

Additions to patents	(59)	—

Increase in restricted cash	—	(1)

Net cash flow used for investing activities	(1,656)	(683)

Cash flow from financing activities:

Issuance of common stock	135	39

Repayment of long-term debt	(242)	(122)

Deferred financing costs	(7)	—

Borrowings on (repayments of) revolving line of credit	1,455	(1,052)

Net cash flow provided by (used for) financing activities	1,341	(1,135)

Net increase (decrease) in cash and cash equivalents	342	(224)

Cash and cash equivalents, beginning of period	4,393	484

Cash and cash equivalents, end of period	$4,735	$260

Supplemental disclosures of cash flow information:
Interest paid	$85	$146

Income taxes paid (received)	(271)	14

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	HEI, Inc.

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

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended August 31, 2001. Interim results of operations for the three-month period ended December 1, 2001 may not necessarily be indicative of the results to be expected for the full year.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has not yet quantified the potential effect of adoption of SFAS No. 144.

The Company’s quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

(2) Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)	December 1, 2001	August 31, 2001

Purchased parts	$2,524	$3,209

Work in process	467	387

Finished goods	964	688

	$3,955	$4,284

(3) Deferred Tax Asset

At December 1, 2001, the Company has net operating loss carryforwards, expiring at various dates ranging from 2013 through 2022. The Company has a aggregate deferred tax asset of $2,135 in connection with these net operating loss carryforwards and other temporary differences.

Management performs an analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,135 at December 1, 2001. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability and taking into account restructuring activities which the Company undertook in fiscal 2001. Unanticipated negative changes in future operations of the Company will adversely effect the realization of the Company’s deferred tax asset, resulting in the establishment of a valuation reserve for the deferred tax asset.

(4) Investment in Micro Substrates Corporation (MSC)

During the fourth quarter of fiscal 2001, we wrote-off the remaining value of our investment in MSC and the related license agreement. Subsequent to December 1, 2001, we reached an agreement with MSC and Circuit Components, Inc. (CCI), the majority shareholder in MSC, in which we will receive a $750 note in exchange for our shares of MSC and the resolution of all disputes and potential claims related to the original agreement and the litigation. The $750 note will bear interest, include quarterly interest and principal payments over the five-year term and is secured by one-million shares of MSC. Due to fact that there had not been a finalized agreement at December 1, 2001, HEI has not valued the note receivable or the investment in MSC at December 1, 2001. HEI will record the quarterly payments as Other Income as they are received.

(5) Long-Term Debt

All of the Company’s long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. We are currently in compliance with these covenants and have classified the debt in accordance with the terms of the respective agreements, however, we may not meet all of the covenants required for the second quarter and beyond. If we fail to meet any of the covenants under the respective agreements, we believe that we will be able to obtain a waiver from the financial institution and amend future covenants. If we are not able to obtain such a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur costs in connection with such new lending relationship.

(6) Net Income (Loss) Per Weighted Average Common Share

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

(In thousands)	Three Months Ended
	December 1, 2001	December 2, 2000

Basic common shares	5,971	4,779

Dilutive effect of stock options	—	300

Diluted common shares	5,971	5,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)	HEI, Inc.

FINANCIAL CONDITION —LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flow provided by operating activities was $657 for the three months ended December 1, 2001 compared to $1,594 in the prior-year period. Cash flows from operations in the three-month periods ended December 1, 2001 and December 2, 2000 is primarily a result of each period’s net income (loss) of ($1,094) and $82, respectively, adjusted for non-cash depreciation and amortization of $685 and $732, respectively, and a net decrease of $1,345 and $522, respectively, in working capital investments, as a result of reduced accounts receivable balances of $1,542 and $1,126, respectively, during the first three months of fiscal 2002 and 2001, and net deferred tax expense (benefit) of ($293) and $119, respectively. Lower accounts receivable balances were the result of lower sales in the first quarter of fiscal 2002 as compared to the last quarter of fiscal 2001.

Accounts receivable average days of 48 at December 1, 2001 improved significantly from 74 days as of August 31, 2001. This improvement is largely a result of reduced receivables terms for product sold to Siemens under the consignment program and improved collections.

Annualized inventory turns were 5.4 for the first quarter of fiscal 2001 compared to 7.0 turns for the same period a year ago. The lower inventory turns is a result of two main factors: the lower revenue experienced in the first quarter of fiscal 2002 compared to the prior year and the deferral of shipments under existing purchase orders from Agere, which has resulted in approximately $600 of inventory which we are carrying on their behalf. We are currently in discussions with Agere regarding the future production schedule under these purchase orders and our reimbursement of excess inventory that may remain if the purchase orders are cancelled. We estimate that this inventory will be used by the customer and accordingly have not increased our reserve for excess and obsolete inventory at December 1, 2001.

The Company has Industrial Development Revenue Bonds outstanding totaling $2,435. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Minnesota and for production equipment purchases. In April of each year, these bonds require annual principal payments of $700. The Company has limited market risk in terms of the variability of the interest rate on these bonds. The bonds bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. The interest rate at December 1, 2001 and August 31, 2001 was 1.59% and 2.11%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company’s property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit.

The Company has a maximum of $5,000 available under a bank revolving line of credit, based on the eligible accounts receivable balances at December 1, 2001. The Company also has an $8,500 capital expenditure term loan with the bank. Both of these agreements expire in August 2004. At December 1, 2001, $1,465 and $2,594 are outstanding under the revolving line of credit and capital expenditure term loan, respectively. There are minimum interest requirements under our agreements, which results in us carrying a balance in the revolving line of credit. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. We are currently in compliance with these covenants and have classified the debt in accordance with the terms of the respective agreements, however, we may not meet all of the covenants required for the second quarter and beyond. If we fail to meet any of the covenants under the respective agreements, we believe that we will be able to obtain a waiver from the financial institution and amend future covenants. If we are not able to obtain such a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur costs in connection with such new lending relationship.

Although we are currently in compliance with the debt covenants, the bank has put certain restrictions on our ability to borrow additional funds under the capital expenditure term loan. These restrictions require us to maintain a Debt Service Coverage Ratio, as defined in the term-loan agreement, equal to or greater than 1.15 to 1.0 on a year-to-date basis, prior to allowing additional borrowings under the $8.5 million capital expenditure term loan facility. As a result of these restrictions, we are currently not able to borrow additional funds under the capital expenditure term loan facility. We currently have sufficient financial resources to implement our business plan, however, we continue to work to increase sales and improve our operating results to eliminate this restriction and regain the ability to borrow additional funds under the capital expenditure loan.

During fiscal 2002, the Company intends to expend approximately $2,800 for manufacturing and facility improvements and capital equipment, of which $1,597 has been expended during the first quarter of fiscal 2002. These additions will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

The Company believes that its existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for the Company to meet its short and long-term debt obligations and operating requirements. If we fail to meet our bank covenants and are not able to obtain such a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur costs in connection with such new lending relationship.

REVIEW OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 1, 2001 of $6,124 decreased $7,598 compared to the same prior-year period, reflecting a decrease in all markets. Sales by market for the three-months ended December 2, 2001 and December 1, 2000 are as follows:

Market	2001	2000
Hearing/Medical	$4,503	$7,781

RFID/Access	983	2,424

Communications	302	1,331

Other	338	376

Mexico	—	1,812

Sales to hearing/medical customers decreased by $3,278, which is largely a result of excess inventory positions at our significant hearing and medical customers, as well as the move to consignment inventory for Siemens. During the quarter, we entered into a program with Siemens in which finished goods inventory is held by us at Siemens and revenue is recognized when they use the product. In connection with this program, certain raw materials used for Siemens products are being consigned by Siemens to us. The result of this program is that finished goods inventory has increased, while raw materials for this product has decreased.

The closure of our Mexico division late in fiscal 2001 resulted in reduced sales of $1,812 compared to the same fiscal 2001 period.

Sales of RFID products declined by $1,441 compared to the prior year period, due to a decline in sales to a significant customer.

Sales to customers in the communications market is largely a result of the push out of purchase orders by Agere and the general slow down in the telecommunications markets.

We believe that a number of our significant customers in the hearing market have been reducing their excess inventory in the last half of fiscal 2001 and first quarter of fiscal 2002 and we have experienced increased sales for each month during the first quarter of our fiscal 2002. We expect this trend to continue into the second quarter of fiscal 2002 with customers in our base businesses, especially hearing, showing increased orders. In the communications market, significant customers are awaiting market acceptance of their products. As these products are accepted, we expect a significant increase in sales in this market. In addition, we are experiencing significant external interest in our proprietary products, which we are currently working on prototype orders with numerous customers.

Because the Company’s sales are generally tied to the customers’ projected sales and production of the related product, the Company’s sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of the Company’s sales, any change in the sales levels to that customer can have a significant impact on the Company’s total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

Gross Profit

For the three-month period ended December 1, 2001, gross profit decreased $2,169 from the same prior-year period. The gross profit margin as a percent of sales for the three-months ended December 1, 2001 decreased to 6% as compared to 19% for the comparable period last year. This decrease primarily reflects decreased economies of scale from fixed manufacturing costs as a result of the lower sales levels during the current year quarter. Gross margins should increase as sales increase. In addition, as market acceptance of our proprietary Broadband communications products occurs, gross margins should increase, as these products are expected to have higher gross margin than we have historically experienced.

Operating Expenses

Operating expenses for the three-month period ended December 1, 2001 decreased slightly from the prior-year period. The decrease in selling, general and administrative expenses of $184 for the three-month period versus the prior year comparable period was largely a result of cost containment measures and control over variable expenses as a result of the lower revenue. The increase in research, development and engineering expenses of $140 for the three-month period was primarily due to increased development costs to support future business opportunities. Operating expenses in total were 33% of net sales for the current year three-month period compared to 15% for the same period last year, reflecting the impact of decreased revenue. Total operating expenses are expected to increase slightly throughout fiscal 2002 as sales levels increase and through increased research and development.

Other Expense, Net

Other expense, net of $21 is a result of the net interest expense for the quarter. Net interest expense decreased versus the prior year as a result of the lower average debt and higher average cash balances, along with lower borrowing rates during the current year period compared to the prior year period. The prior year balance of $363 includes a non-cash charge of $161 ($106,000 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction.

Income Taxes

The Company records income tax expense for interim periods based on the expected effective rate for the full year. The estimated effective income tax rate for fiscal 2002 and 2001 was 34%. Management performs an analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,135 at December 1, 2001. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability and taking into account restructuring activities which the Company undertook in fiscal 2001. Unanticipated negative changes in future operations of the Company will adversely effect the realization of the Company’s deferred tax asset, resulting in the establishment of a valuation reserve for the $2,135 deferred tax asset..

Net Income

The Company had a net loss of $1,094 for the three-month period ended December 1, 2001 compared to net income of $82 for the same prior year period.

Forward-Looking Statements

Information in this document which is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on the Company’s current assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers, the availability and cost of materials from HEI’s suppliers, adverse competitive developments, change in or cancellation of customer requirements, the ability to generate income to utilize existing deferred tax assets and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. HEI undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to certain market risks with its $5,000,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At December 1, 2001, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,465, $2,594 and $2,435, respectively. The revolving line of credit agreement bears interest, at the Company’s option, at 0.50% above the prime rate of interest or 3.0% above the LIBOR rate. The capital expenditure loan bears interest, at the Company’s option, at 0.75% above the prime rate of interest or 3.25% above the LIBOR rate. At December 1, 2001 the interest rates on the revolving commitment and capital expenditure loans were 5.50% and 5.75%, respectively. The IDRBs bear interest at a rate which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. At December 1, 2001 the interest rate on the IDRBs was 1.59%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates. If market interest rates had increased by 1%, this would have resulted in an increase to interest expense of approximately $53 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      a) Reports on Form 8-K

HEI filed four Form 8-K Current Report with the Securities and Exchange Commission during the first quarter of fiscal year 2002 as follows:

• November 29, 2001

• October 10, 2001

• September 5, 2001

• September 4, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

(Registrant)

Date: 01/15/02	/s/ Steve E. Tondera, Jr.
Steve E. Tondera, Jr. Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)