Form 10-Q
period 2002-03-02
HEI INC
filed 2002-04-16
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 2, 2002.

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from           to           .

Commission File Number 0-10078

HEI, Inc.
(Exact name of Registrar in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6385 Old Shady Oak Road, Suite 280, Eden Prairie, MN	55344-7736
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 15, 2002, 5,985,710 shares of common stock, par value $.05.

This Form 10-Q consists of 15 pages.

Table of Contents	HEI, Inc.

Part I — Financial Information (unaudited)
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-8
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEI, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 2, 2002	August 31, 2001

Assets
Current assets:
Cash and cash equivalents	$4,300	$4,393
Accounts receivable, net	3,519	4,617
Inventories	4,098	4,284
Other current assets	1,452	635

Total current assets	13,369	13,929

Property and equipment:
Land	216	216
Building and improvements	4,315	4,316
Fixtures and equipment	20,662	18,810
Accumulated depreciation	(12,955)	(11,714)

Net property and equipment	12,238	11,628

Other long-term assets	2,045	1,971

Total assets	$27,652	$27,528

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,465	$10
Current maturities of long-term debt	1,441	1,441
Accounts payable	2,173	1,912
Accrued employee related costs	1,005	839
Accrued liabilities	873	934

Total current liabilities	6,957	5,136

Long-term liabilities, less current maturities	3,544	3,972

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 5,986 and 5,956 shares issued and outstanding	299	298
Paid-in capital	16,444	16,310
Retained earnings	1,674	3,078
Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	17,151	18,420

Total liabilities and shareholders’ equity	$27,652	$27,528

     See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	Mar. 2, 2002	Mar. 3, 2001	Mar. 2, 2002	Mar. 3, 2001

Net sales	$7,799	$12,881	$13,925	$26,605
Cost of sales	6,260	10,409	12,001	21,579

Gross profit	1,539	2,472	1,924	5,026

Operating expenses:
Selling, general and administrative	1,245	1,547	2,607	3,093
Research, development and engineering	706	614	1,366	1,134
Unusual charges	—	1,268	—	1,268

Operating loss	(412)	(957)	(2,049)	(469)

Other expense, net	(61)	(201)	(82)	(564)

Loss before income taxes	(473)	(1,158)	(2,131)	(1,033)
Income tax benefit	163	393	727	350

Net loss	(310)	(765)	(1,404)	(683)

Net loss per common share:
Basic	$(0.05)	($0.16)	$(0.23)	($0.14)
Diluted	$(0.05)	($0.16)	$(0.23)	($0.14)

Weighted average common shares outstanding:
Basic	5,986	4,783	5,978	4,782
Diluted	5,986	4,783	5,978	4,782

     See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended

	March 2, 2002	March 3, 2001

Cash flow provided by operating activities:
Net loss	$(1,404)	$(683)
Equity in net loss from MSC	—	12
Depreciation and amortization	1,413	1,461
Accounts receivable allowance	11	1,230
Deferred income tax benefit	(456)	(275)
Other	89
Non-cash expenses for CMED transaction	—	161
Loss on disposal of property and equipment	—	63
Changes in operating assets and liabilities:
Accounts receivable	1,087	(108)
Inventories	186	(791)
Income taxes	—	(86)
Other current assets	(361)	(2)
Accounts payable	261	1,079
Accrued employee related costs and accrued liabilities	105	(245)

Net cash flow provided by operating activities	931	1,816

Cash flow from investing activities:
Additions to property and equipment	(2,090)	(1,472)
Decrease in restricted cash	—	86
Additions to patents	(74)	(55)
Other long term prepaid assets	—	(500)

Net cash flow used for investing activities	(2,164)	(1,941)

Cash flow from financing activities:
Issuance of common stock and other	135	51
Increase in deferred financing fees	(22)	(8)
Net issuances (repayments) of long-term debt	(428)	418
Borrowings on (repayments of) revolving line of credit	1,455	(666)

Net cash flow provided by (used for) financing activities	1,140	(205)

Net decrease in cash and cash equivalents	(93)	(330)
Cash and cash equivalents, beginning of period	4,393	484

Cash and cash equivalents, end of period	$4,300	$154

Supplemental disclosures of cash flow information:

Interest paid	$173	$250
Income taxes paid	—	14

     See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited) HEI, Inc.
(In thousands)

(1) Basis of Financial Statement Presentation

The unaudited interim consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended August 31, 2001. Interim results of operations for the six-month period ended March 2, 2002 may not necessarily be indicative of the results to be expected for the full year.

The Company’s quarterly periods end on the last Saturday of each quarter of its fiscal year ending August 31.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards revised the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets are separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The effect of adopting SFAS 141 and 142 in fiscal 2003 is not expected to have an impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has not yet quantified the potential effect if any of adoption of SFAS No. 144.

(2) Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)	March 2, 2002	August 31, 2001

Purchased parts	$2,671	$3,209
Work in process	481	387
Finished goods	946	688

	$4,098	$4,284

(3) Deferred Tax Asset

At March 2, 2002, the Company has net operating loss carryforwards, expiring at various dates ranging from 2013 through 2022. The Company has an aggregate deferred tax asset of $2,298 in connection with these net operating loss carryforwards.

Management performs an analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,298 at March 2, 2002. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability in the near term and taking into account restructuring activities — which the Company undertook in fiscal 2001 and in the third quarter 2002. Unanticipated negative changes in future operations of the Company would adversely effect the realization of the Company’s deferred tax asset. Such negative changes would result in the establishment of a valuation reserve for the deferred tax asset.

(4) Investment in Micro Substrates Corporation (MSC)

During the fourth quarter of fiscal 2001, the company wrote-off the remaining value of its investment in MSC and the related license agreement. In January 2002 we reached an agreement with MSC and Circuit Components, Inc. (CCI), the majority shareholder in MSC, in which we received a $750 note in exchange for our shares of MSC and the resolution of all disputes and potential claims related to the original agreement and subsequent litigation. The $750 note bears interest at the prime rate, with interest and principal payable quarterly through 2007. The note is secured by one million shares of MSC held in escrow with releases every six months as the Company receives payments. HEI has placed no value on the note receivable at March 2, 2002. HEI will record the quarterly principal payments of $37 and interest as other income as payments are received.

(5) Long-Term Debt

All of the Company’s long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. As of the quarter ending March 2, 2002 we were not in compliance with several these covenants. The bank has waived these events of default and has reestablished these covenants as of March 18, 2002. We are currently in compliance with these covenants and anticipate continued compliance.

(6) Net Loss Per Weighted Average Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and thus have not been included in the diluted loss per share calculations.

(In thousands)	Three Months Ended		Six Months Ended

	March 2, 2002	March 3, 2001	March 2, 2002	March 3, 2001

Basic common shares	5,986	4,783	5,978	4,782
Dilutive effect of stock options

Diluted common shares	5,986	4,783	5,978	4,782

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands) HEI, Inc.

FINANCIAL CONDITION — LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flow provided by operating activities was $931 for the six months ended March 2, 2002 compared to $1,816 in the prior-year period. Cash flows from operations in the six-month period ended March 2, 2002 and 2001 are primarily a result of each period’s net loss of ($1,404) and ($683), respectively, adjusted for non-cash depreciation and amortization of $1,413 and $1,461, respectively, and a net decrease (increase) of $1,278 and $(153), respectively, in working capital investments, as a result of reduced (increased) accounts receivable balances of $1,087 and ($108), respectively, during the first six months of fiscal 2002 and 2001, and net deferred tax benefit of ($456) and ($275), respectively. Lower accounts receivable balances in the 2002 period were the result of lower sales in the second quarter of fiscal 2002 as compared to the same quarter of fiscal 2001.

Accounts receivable average days outstanding of 38 at March 2, 2002 improved significantly from 74 days as of August 31, 2001. This improvement is largely a result of reduced receivables terms for product sold to Siemens under the consignment program implemented and improved collections efforts.

Annualized inventory turns were 5.9 for the 6-month period ending March 2, 2002 compared to 6.8 turns for the same period a year ago. The lower inventory turns is a result of two main factors: the lower revenue experienced in the second quarter of fiscal 2002 compared to the prior year and the deferral of shipments under existing purchase orders from Agere, which has resulted in approximately $600 of inventory which we are carrying on their behalf. We have received a $450 purchase order from Agere for delivery of this inventory during the third and fourth quarters of this fiscal year. We anticipate using the remaining inventory in the first and second quarters of fiscal year 2003.

The Company has Industrial Development Revenue Bonds outstanding totaling $2,435. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Victoria, Minnesota and for production equipment purchases. In April of each year, these bonds require annual principal payments of $700K. The Company has limited market risk with of the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. The interest rate at March 2, 2002 and August 31, 2001 was 1.21% and 2.11%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company’s property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit. The Company has a maximum of $5,000 available under a bank revolving line of credit, based on the eligible accounts receivable balances at March 2, 2002. The Company also has an $8,500 capital expenditure term loan with the bank. Both of these agreements expire in August 2004. At March 2, 2002, $1,465 and $2,421 are outstanding under the revolving line of credit and capital expenditure term loan, respectively. There are minimum interest requirements under our agreements, which results in us carrying a balance in the revolving line of credit. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. As of the quarter ended March 2, 2002 we were not in compliance with several these covenants. The bank has waived these events of default and has established new financial covenants as of March 18, 2002. We are currently in compliance with these covenants and anticipate continued compliance.

Although we are currently in compliance with the debt covenants, the bank has put certain restrictions on our ability to borrow additional funds under the capital expenditure term loan. These restrictions require us to maintain a Debt Service Coverage Ratio, as defined in the term-loan agreement, equal to or greater than 1.0 to 1.0 as of the fiscal year ending August 31, 2002.

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

During fiscal 2002, the Company intends to expend approximately $2,500 for manufacturing and facility improvements and capital equipment, of which $2,090 has been expended during the first six months of fiscal 2002. These additions will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

The Company believes that its existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for the Company to meet its short and long-term debt obligations and operating requirements for at least the next twelve months. If we fail to meet our bank covenants and are not able to obtain a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur additional costs, including higher interest costs, in connection with establishing new lending relationship.

REVIEW OF OPERATIONS

Net Sales

Fiscal 2002 vs. 2001: The Company’s net sales for the three and six-month periods ended March 2, 2002 decreased 39% and 48%, respectively, compared to the same periods a year ago. The decrease in net sales in the current year periods is largely a result of the general economic slowdown specifically in the hearing, communications, RFID/Access and electronic contract manufacturing markets.

Net sales for the six-month period ended March 2, 2002 of $13,925 decreased $12,680 compared to the same period last year, reflecting a decrease in all markets. Sales by market for the three and six- months ended March 2, 2002 and March 3, 2001 are as follows:

	Three Months Ending		Six Months Ending

	March 2, 2002	March 3, 2001	March 2, 2002	March 3, 2001

Hearing/Medical	$5,528	$7,614	$10,033	$15,396
RFID/Access	824	1,432	1,806	3,856
Communication	698	1,933	1,102	3,442
Other	749	447	984	644
Mexico	0	1,455	0	3,267

Sales to hearing/medical customers decreased by $2,086 for the quarter and $5,363 year to date, which is largely a result of excess inventory positions at our significant hearing and medical customers, as well as the move to consignment inventory for Siemens. We believe our significant customers have inventory levels at March 2, 2002, which are more consistent with historical levels and do not expect our customers to be in an over stock position. During the first quarter of fiscal 2002, we entered into a program with Siemens in which finished goods inventory is held by us at Siemens and revenue is recognized when they use the product. In connection with this program, certain raw materials used for Siemens products are being consigned to us by Siemens. The result of this program is that finished goods inventory has increased, while raw materials for this product has decreased.

The closure of our Mexico division late in fiscal 2001 resulted in reduced sales of $1,455 for the three months period and $3,267 for the six-month period during 2002 as compared to the same fiscal 2001 period.

Sales for the three-month and six-month periods ended March 2, 2002 of Radio Frequency Identification (RFID) products declined by $608 and $2,050 respectively compared to the prior year period, due to a significant drop in revenue from a major customer. This significant customer sold one division and terminated operations of another division during the first quarter of fiscal year 2002.

Decreased sales to customers in the communications market is largely a result of the push out of purchase orders by Agere and the general recession in the telecommunications markets. However, during the third quarter of this fiscal year we have received new purchase orders from Agere totaling $450 for deliveries of products during this fiscal year.

We continue to experience strong demand for our hearing products and expect this to continue into the third and fourth quarters of fiscal 2002. The communications and RFID markets remain soft as our customers are awaiting market acceptance and increase demand for their products. As the demand for these products increase, we are positioned for an increase in sales in these markets. In addition, we are experiencing continued external interest in our proprietary products, for which we are currently working on new designs, qualification testing and prototype orders with numerous customers.

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

Gross Profit

Fiscal 2002 vs. 2001: For the three and six-month periods ended March 2, 2002, gross profit decreased $933 and $3,102, respectively from the same periods last year. The gross profit margin for the three-months ended March 2, 2002 slightly improved to 20% as compared to 19% in the comparable period last year due to cost containment measures and from the closure of the Mexico division which generated negative gross margins of ($129) for the three months ended March 3, 2001. Gross profit margin for the six-months ended March 2, 2002 decreased to 14%, as compared to 19% in the same period last year reflecting the decreased economies of scale from fixed manufacturing costs as a result of the lower sales levels during the first quarter of this fiscal year offset by the negative gross margins incurred by the Mexico division of ($425) for the six months ended March 3, 2001. The Company expects gross margins to increase as sales increase. In addition, as market acceptance of our proprietary broadband communications products occurs, gross margins should increase, as these products are expected to have higher gross margin than we have historically experienced.

Operating Expenses

Fiscal 2002 vs. 2001: Operating expenses in total were 25% and 28% of net sales for the three and six-month periods, respectively, compared to 27% and 21% for the same periods last year. Operating expenses for the three and six-month periods ended March 2, 2002 decreased $1,478 and $1,522 respectively, from last year’s comparable periods. The decrease in the selling, general and administrative expenses of $302 and $486 respectively, for the current three and six-month periods as compared to the same periods a year ago was primarily due to the closure of the Mexico operations and other cost containment measures offset by increases in professional fees and insurance costs. The increase in research, development and engineering expenses of $92 and $232 respectively, for the current year three and six-month periods as compared to the prior year periods were primarily due to increased development costs to support future business opportunities. The unusual charges of $1,268 incurred in the second quarter of fiscal year 2001 relates to the write-off of accounts receivable related to customers of the Mexico division.

Total operating expenses are expected to decrease slightly as a percentage of sales throughout fiscal 2002 as sales levels increase.

In March 2002, the Company implemented cost reduction initiatives including delayed compensation increases, mandated vacation or time off without pay, workforce reductions, and minimizing non-labor expenses such as outside services. The Company anticipates that these initiatives will reduce expenses by $250 and $150, in the quarters ending June 1, 2002 and August 31, 2002, respectively.

Other Expense, Net

Fiscal 2002 vs. 2001: Other expense, net decreased for the three and six-month periods ended March 2, 2002, as a result of decreased net interest expense for the quarter. Net interest expense for the six-month period decreased versus the prior year by $77 as a result of the lower average debt and higher average cash balances, along with lower interest rates during the current-year period compared to the prior-year period. The lower average debt and higher average cash balances are the result of the net offering proceeds of $6,222 received in August 2001. Other expense, net for the six-month period ended March 3, 2001 of $564 includes a non-cash charge of $161 ($106 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction.

Income Taxes

Fiscal 2002 vs. 2001: The Company records income tax expense for interim periods based on the expected effective rate for the full year. The estimated effective income tax rate for fiscal 2002 and 2001 was 34%. Management performs an analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,298 at March 2, 2002. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability in the near term and taking into account restructuring activities which the Company undertook in fiscal 2001 and in the third quarter 2002. Unanticipated negative changes in future operations of the Company would adversely effect the realization of the Company’s deferred tax asset, resulting in the establishment of a valuation reserve for the deferred tax asset.

Net Income

Fiscal 2002 vs. 2001: The Company had net losses of $310 and $1,404 for the three and six-month periods ended March 2, 2002, respectively, compared to net losses of $765 and $683 for the same periods a year ago.

Forward-Looking Statements

Information in this document, which is not historical, includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on the Company’s current assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers, the availability and cost of materials from HEI’s suppliers, adverse competitive developments, change in or cancellation of customer requirements, the ability to generate income to utilize existing deferred tax assets and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. HEI undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to certain market risks with its $5,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At March 2, 2002, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,465, $2,421 and $2,435, respectively. The revolving line of credit agreement bears interest, at the Company’s option, at 0.75% above the prime rate of interest or 3.25% above the LIBOR rate. The capital expenditure loan bears interest, at the Company’s option, at 1.00% above the prime rate of interest or 3.5% above the LIBOR rate. At March 2, 2002 the interest rates on the revolving commitment and capital expenditure loans were 5.25 and 5.5%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax exempt issues, and is limited to a maximum rate of 10%. At March 2, 2002 the interest rate on the IDRBs was 1.21%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates. If market interest rates had increased by 1%, this would have resulted in an increase to interest expense of approximately $56 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a) Reports on Form 8-K

HEI filed two Form 8-K Current Report with the Securities and Exchange Commission during the second quarter of fiscal year 2002 as follows:

• 02/20/2002

• 01/07/2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

(Registrant)

Date:	04/15/02	/s/ Steve E. Tondera, Jr. Steve E. Tondera, Jr. Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)