Form 10-Q
period 2002-06-01
HEI INC
filed 2002-07-19
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 1, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________ to ________.
Commission File Number 0-10078

HEI, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6385 Old Shady Oak Road, Suite 280, Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(952) 443-2500
Registrant’s telephone number, including area code

None
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No   .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 18, 2002, 6,010,256 shares of common stock, par value $.05.

This Form 10-Q consists of 17 pages.

Table of Contents	HEI, Inc.

Part I — Financial Information (unaudited)
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3. Qualitative and Quantitative Disclosures About Market Risk	15
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 1, 2002	August 31, 2001

Assets
Current assets:
Cash and cash equivalents	$3,475	$4,393
Accounts receivable, net	4,105	4,617
Inventories	3,965	4,284
Other current assets	1,269	635

Total current assets	12,814	13,929

Property and equipment:
Land	216	216
Building and improvements	4,315	4,316
Fixtures and equipment	20,784	18,810
Accumulated depreciation	(13,705)	(11,714)

Net property and equipment	11,610	11,628

Other long-term assets	2,049	1,971

Total assets	$26,473	$27,528

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,755	$10
Current maturities of long-term debt	1,441	1,441
Accounts payable	1,752	1,912
Accrued employee related costs	623	839
Accrued liabilities	847	934

Total current liabilities	6,418	5,136

Long-term liabilities, less current maturities	2,659	3,972

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 6,010 and 5,956 shares issued and outstanding	301	298
Paid-in capital	16,572	16,310
Retained earnings	1,789	3,078
Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	17,396	18,420

Total liabilities and shareholders’ equity	$26,473	$27,528

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 1, 2002	June 2, 2001	June 1, 2002	June 2, 2001

Net sales	$8,500	$10,331	$22,424	$36,936
Cost of sales	6,346	8,663	18,346	30,242

Gross profit	2,154	1,668	4,078	6,694

Operating expenses:
Selling, general and administrative	1,369	1,434	3,976	4,527
Research, development and engineering	579	696	1,945	1,830
Unusual charges	—	425	—	1,693

Operating income (loss)	206	(887)	(1,843)	(1,356)

Other expense, net	(27)	(106)	(109)	(670)

Operating income (loss) before income taxes	179	(993)	(1,952)	(2,026)
Income tax (expense) benefit	(64)	341	663	691

Net income (loss)	115	(652)	(1,289)	(1,335)

Net income (loss) per common share:
Basic	$0.02	$(0.13)	$(0.22)	$(0.28)
Diluted	$0.02	$(0.13)	$(0.22)	$(0.28)

Weighted average common shares outstanding:
Basic	5,999	4,930	5,985	4,831
Diluted	6,032	4,930	5,985	4,831

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 1, 2002	June 2, 2001

Cash flow provided by operating activities:
Net loss	$(1,289)	$(1,335)
Equity in net loss from MSC	—	31
Depreciation and amortization	2,155	2,213
Accounts receivable allowance	—	1,230
Deferred income tax benefit	(395)	(615)
Other	97
Non-cash expenses for CMED transaction	—	161
Loss on disposal of property and equipment	—	63
Changes in operating assets and liabilities:
Accounts receivable	512	(266)
Inventories	319	18
Income taxes	—	(86)
Other current assets	(326)	(72)
Accounts payable	(160)	2,050
Accrued employee related costs and accrued liabilities	(216)	121

Net cash flow provided by operating activities	697	3,513

Cash flow from investing activities:
Additions to property and equipment	(2,200)	(2,995)
Decrease in restricted cash	—	86
Additions to patents	(87)	(55)
Other long term prepaid assets	—	(500)

Net cash flow used for investing activities	(2,287)	(3,464)

Cash flow from financing activities:
Issuance of common stock and other	265	68
Increase in deferred financing fees	(25)	(33)
Net issuances (repayments) of long-term debt	(1,313)	547
Borrowings on (repayments of) revolving line of credit	1,745	(1,064)

Net cash flow provided by (used for) financing activities	672	(482)

Net decrease in cash and cash equivalents	(918)	(434)
Cash and cash equivalents, beginning of period	4,393	484

Cash and cash equivalents, end of period	$3,475	$50

Supplemental disclosures of cash flow information:

Interest paid	$262	$250
Income taxes paid — (Refunded)	(268)	14

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	HEI, Inc.

(In thousands)

(1) Basis of Financial Statement Presentation

The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the accompanying unaudited interim consolidated financial statements. These financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended August 31, 2001. Interim results of operations for the nine-month period ended June 1, 2002 may not necessarily be indicative of the results to be expected for the full year.

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

(2) Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

(In thousands)	June 1, 2002	August 31, 2001

Purchased parts	$1,925	$3,209
Work in process	476	387
Finished goods	1,564	688

	$3,965	$4,284

(3) Deferred Tax Asset

At June 1, 2002, the Company has net operating loss carryforwards, expiring at various dates ranging from 2013 through 2022. The Company has an aggregate deferred tax asset of $2,237 in connection with these net operating loss carryforwards.

Management routinely performs an analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,237 at June 1, 2002. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability and taking into account a number of cost cutting and strategic initiatives undertaken over the past 2 years. Unanticipated negative changes in future operations of the Company would adversely effect the realization of the Company’s deferred tax asset. Such negative changes would result in the establishment of a $2,237 valuation reserve for the deferred tax asset.

(4) Investment in Micro Substrates Corporation (MSC)

During the fourth quarter of fiscal 2001, the company completely reserved the remaining value of its investment in MSC and the related license agreement. In January 2002 we reached an agreement with MSC and Circuit Components, Inc. (CCI), the majority shareholder in MSC, in which we received a $750 note in exchange for our shares of MSC and the resolution of all disputes and potential claims related to the original agreement and subsequent litigation. The note balance of $713 as of June 1, 2002 bears interest at the prime rate, with interest and principal payable quarterly through 2007. The note is secured by one million shares of MSC held in escrow with releases every six months as the Company receives payments. We will record the quarterly principal payments of $38 and interest as other income as payments are received. During the third quarter we received the scheduled principal payment of $38 and interest of $9.

(5) Long-Term Debt

All of the Company’s long-term debt is subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. As of the quarter ending June 1, 2002 we were in compliance with these covenants and expect to maintain compliance for the foreseeable future.

(6) Net Income or Loss Per Weighted Average Common Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and have not been included in the diluted loss per share calculations.

	Three Months Ended		Nine Months Ended

(In thousands)	June 1, 2002	June 2, 2001	June 1, 2002	June 2, 2001

Basic common shares	5,999	4,930	5,985	4,831
Dilutive effect of stock options	33	—	—	—

Diluted common shares	6,032	4,930	5,985	4,831

(7) Workforce Reductions

Beginning with the second quarter of fiscal year 2002 through July 18, 2002 we eliminated 43 positions (29 direct labor and 14 administrative positions). We have continued staff reductions during the fourth quarter of fiscal 2002 either by terminating employees or through attrition. Including planned fourth quarter workforce reductions, our cost structure of direct labor, salary costs and associated expenses will be reduced by $411 per quarter on an ongoing basis. The amount of savings from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost.

For the positions eliminated through June 1, 2002, the Company has realized saving, which are in line with Company expectations, of:

	Three Months Ended	Nine Months Ended
(In thousands)	June 1, 2002	June 1, 2002

Manufacturing Cost	$140	$146
Selling, General and Administrative Cost	$43	$47
Research and Development Cost	$19	$20

As a result of the cumulative workforce reductions during fiscal year 2002 the Company expects cost saving during the fourth quarter and the fiscal year as follows:

	Three Months Ending	Twelve Months Ending
(In thousands)	August 31, 2002	August 31, 2002

Manufacturing Cost	$163	$309
Selling, General and Administrative Cost	$65	$112
Research and Development Cost	$43	$63

The Company has paid an aggregate of $10 related to severance through June 1, 2002, including $2 in third quarter, and expects severance charges to be $25 in the fourth quarter. Substantially all of the severance charges were paid in the same period the charges were recorded.

We will attempt to reduce and contain cost as revenues fluctuate. At the same time we seek to balance our on going development of new products and maintain our ability to react quickly to favorable market demands and opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)	HEI, Inc.

OVERVIEW

As the economy began to experience a down turn in early 2001, the Company refined and adjusted its strategic focus. In June, 2001, the Company closed the Mexico division, disposing of some assets and relocating some assets to its other facilities. Prior to its closing, this division had generated operating losses of $2,774 for the nine months ended June 2, 2001.

The events of September 11, 2001 and the continued sluggish economy in all of our markets during the first fiscal quarter of 2002 resulted in our reporting the lowest revenue in nine quarters. In order to right size our business we reduced our employees’ base by 13 at the end of the second quarter of fiscal year 2002 with an estimated quarterly cost saving of $126. Even though our revenue continued to increase in the third quarter we continued our efforts to reduce cost by eliminating an additional 21 employees. For the positions eliminated through the third quarter, the Company has realized saving of $140, $43 and $19, respectively, in manufacturing costs, selling, general and administrative expenses and research and development expenses for the three-month period ended June 1, 2002 and $146, $47 and $20, respectively, for the nine-month period ended June 1, 2002. These cost savings are in line with the Company’s expectations. For the fourth quarter, the Company expects costs savings of $163, $65 and $43, respectively, in manufacturing costs, selling, general and administrative expenses and research and development expenses as a result of the cumulative workforce reductions during fiscal year 2002. The amount of savings from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost.

We will attempt to reduce and contain cost as revenues fluctuate. At the same time we seek to balance our on going development of new products and maintain our ability to react quickly to favorable market demands and opportunities.

FINANCIAL CONDITION — LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flow provided by operating activities was $697 for the nine months ended June 1, 2002 compared to $3,513 in the prior-year period. Cash flows from operating activities in the nine-month period ended 2002 and 2001 are primarily a result of each period’s net loss of ($1,289) and ($1,335), respectively, adjusted for non-cash depreciation and amortization of $2,155 and $2,213, respectively, and a net decrease of $129 and $1,765, respectively, in working capital requirements. For the nine months ended June 1, 2002, the Company generated cash of $512 from reduced accounts receivable balances, as fiscal 2002 sales were lower than 2001 sales. The 2002 period included a $395 non-cash tax benefit, which is reflected as an adjustment to the period’s net loss. For the nine months ended June 2, 2001, the Company generated cash from operating activities due to an increase in accounts payable of $2,050 resulting from reduced cash balances pending the closure of the equity financing transaction in August 2001. The 2001 period also included a $1,230 non-cash charge for increased accounts receivable allowances related to the closing of the Mexico division.

Accounts receivable average days outstanding of 42 at June 1, 2002 was a significant improvement from 74 days as of August 31, 2001. This improvement is largely a result of reduced receivables terms for product sold to Siemens under a consignment program implemented in September 2001, improved collections efforts and the final resolution of receivables pertaining to the closed Mexico division.

Annualized inventory turns were 6.3 for the nine-month period ending June 1, 2002 compared to 6.0 turns for the same period a year ago. This improvement is a result of the following factors: 1) Improved supply chain management, 2) Improved product mix to higher value added products, and 3) Increased shipments to Agere Systems that included raw materials we had previously classified as slow moving inventory.

The Company has Industrial Development Revenue Bonds outstanding totaling $1,735. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Victoria, Minnesota and for production equipment purchases. In April of each year, these bonds require annual principal payments of $700. The Company has limited market risk with of the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and are limited to a maximum rate of 10%. The interest rate at June 1, 2002 and August 31, 2001 was 1.46% and 2.11%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of the Company’s property and equipment. A commitment fee is paid annually to the bank at a rate of 1.25% of the letters of credit. The Company has a maximum of $5,000 available under a bank revolving line of credit, based on the eligible accounts receivable balances at June 1, 2002. The Company also has an $8,500 capital expenditure term loan with the bank. Both of these agreements expire in August 2004. At June 1, 2002, $1,755 and $2,248 are outstanding under the revolving line of credit and capital expenditure term loan, respectively. There are minimum interest requirements under our agreements, which results in us carrying a balance in the revolving line of credit. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. The bank established new financial covenants as of March 18, 2002. We are currently in compliance with these covenants

Although we are currently in compliance with the debt covenants, the bank has put certain restrictions on our ability to borrow additional funds under the capital expenditure term loan. These restrictions require us to maintain a Debt Service Coverage Ratio, as defined in the term-loan agreement, equal to or greater than 1.0 to 1.0 as of the fiscal year ending August 31, 2002.

As a result of these restrictions, we are currently not able to borrow additional funds under the capital expenditure term loan facility. We currently have sufficient financial resources to implement our business plan: however, we continue to work to increase sales and improve our operating results to eliminate this restriction and regain the ability to borrow additional funds under the capital expenditure loan.

During fiscal 2002, we intend to expend approximately $2,500 for manufacturing and facility improvements and capital equipment, of which $2,200 has been expended during the first nine months of fiscal 2002. These additions will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. We expect that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

We believe that our existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for us to meet our short and long-term debt obligations and operating requirements for at least the next twelve months. If we fail to meet our bank covenants and are not able to obtain a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur additional costs, including higher interest costs, in connection with establishing a new lending relationship.

RESULTS OF OPERATIONS

Net Sales

Fiscal 2002 vs. 2001: The Company’s net sales for the three and nine-month periods ended June 1, 2002 decreased 18% and 39%, respectively, compared to the same periods a year ago. The decrease in net sales in the current year periods is largely a result of the general economic slowdown and the resulting impact in the hearing, communications, RFID/Access and electronic contact manufacturing markets. Focusing on this fiscal year, we have experienced quarterly increases in revenue of 27% from the first quarter to the second quarter and 9% from the second quarter to the third quarter. The majority of the increase during this fiscal year results from stronger hearing/medical business and a slight increase in demand for our communications products.

Net sales for the nine-month period ended June 1, 2002 of $22,424 decreased $14,512 compared to the same period last year, reflecting a decrease in all markets. Sales by market for the three and nine-months ended June 1, 2002 and June 2, 2001 are as follows. “HDI” represents sales for the High Density Interconnect Division in Tempe Arizona which manufactures flexible circuit boards.

	Three Months Ending		Nine Months Ending
	June 1, 2002	June 2, 2001	June 1, 2002	June 2, 2001
Hearing/Medical	$5,419	$5,208	$15,431	$19,490
RFID/Access	$681	$1,335	$2,487	$5,194
Communication	$1,174	$1,696	$2,010	$5,834
HDI	$946	$681	$1,932	$1,325
Industrial	$280	$113	$564	$528
Mexico	$0	$1,298	$0	$4,565
Total Net Sales	$8,500	$10,331	$22,424	$36,936

Sales to hearing/medical customers increased by $202 for the quarter and decreased $4,050 year to date compared to same periods last year. We experienced an improvement in demand during the third quarter partially due to the introduction of new programs with current customers. The year-to-date decrease is mainly due to the reduction in demand as a result of the overall economic conditions. During the first quarter of fiscal 2002, we entered into a program with Siemens in which finished goods inventory is held by us at Siemens and revenue is recognized when they use the product. In connection with this program, certain raw materials used by us for Siemens products are being consigned to us by Siemens. The result of this program is that our finished goods inventory has increased, while raw materials for these programs has decreased.

The closure of our Mexico division late in fiscal 2001 resulted in reduced sales of $1,298 for the three months period and $4,565 for the nine-month period during 2002 as compared to the same fiscal 2001 period. None of the product manufactured in Mexico was transferred to other HEI facilities.

Sales for the three-month and nine-month periods ended June 1, 2002 of Radio Frequency Identification (RFID) products declined by $654 and $2,707 respectively compared to same periods last year, primarily due to a significant drop in revenue from one major customer. This significant customer sold one division and terminated operations of another division during the first quarter of fiscal year 2002. We have developed new products and expanded our capabilities to improved revenue; however, the actual level of market acceptance is currently unknown.

Decreased sales to customers in the communications market are largely a result of the current weakness in the telecommunications markets. However, during the third quarter of this fiscal year we have received new purchase orders from Agere totaling $450 for deliveries of products during this fiscal year and have shipped $431 of product in last two months of this quarter.

We continue to experience fluctuations in demand for our hearing products and expect this to continue into the fourth quarter of fiscal 2002. The communications and RFID markets remain soft as our customers are awaiting market acceptance of new products and increased demand for exiting products. As the demand for these products increases, we are positioned for an increase in sales in these markets. In addition, we are experiencing continued external interest in our proprietary products, for which we are currently working on new designs, qualification testing and prototype orders with numerous customers.

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

Gross Profit

Fiscal 2002 vs. 2001: For the three and nine-month periods ended June 1, 2002, gross profit increased (decreased) $486 and ($2,616), respectively from the same periods last year. The gross profit margin for the three-months ended June 1, 2002 improved to 25% as compared to 16% in the comparable period last year. This improvement is due to reduced employees, improved manufacturing yields, improved product mix and the closure of the Mexico division, which generated negative gross margins of ($125) for the three months ended June 2, 2001. Gross profit margin for the nine-months ended June 1, 2002 of 18% remained constant compared to the same period last year. Maintaining a year-to-date gross margin of 18% on 40% less revenue than the prior periods is due to the items listed above, including negative gross margins incurred by the Mexico division of ($550) for the nine months ended June 2, 2001. Our gross margin percentages are heavily impacted by revenue due to the fixed nature of many of our manufacturing costs. Consequently, we expect gross margins to be impacted in a similar manner as revenues increase and decrease. As noted above, the reduction of employees during the fiscal year 2002 resulted in reduced cost of sales of $140 and $146 for the three and nine months ended June 1, 2002, respectively. For the fourth quarter the Company expects cost savings of $163 in cost of sales resulting from the cumulative workforce reductions. In addition, as market acceptance of our proprietary broadband communications products occurs, gross margins should increase, as these products are expected to have higher gross margin than we have historically experienced.

Operating Expenses

Fiscal 2002 vs. 2001: Operating expenses in total were 23% and 26% of net sales for the three and nine-month periods, respectively, compared to 25% and 22% for the same periods last year. Operating expenses for the three and nine-month periods ended June 1, 2002 decreased $607 and $2,129 respectively, from last year’s comparable periods. The decrease in the selling, general and administrative expenses of $65 and $551, respectively, for the current three and nine-month periods as compared to the same periods a year ago was primarily due to the closure of the Mexico operations and other cost containment measures, including reduction of employees, offset by increases in professional fees and insurance costs. As noted above, the reduction of employees during the fiscal year 2002 will result in reduced selling, general and administrative expenses of $43 and $47 for the three and nine months ended June 1, 2002, respectively. For the fourth quarter the Company expects cost savings of $65 in selling, general and administrative expenses resulting from the cumulative workforce reductions. Research, development and engineering expenses (decrease) increase by ($117) and $115 respectively, for the current year three and nine-month periods as compared to the prior year periods. The decrease in this quarter compared to the same period last year is a result of cost containment measures implemented and from the reduction of outside services due to the increase in internal purchases from our Microelectronic division to our HDI division. The cost containment measures including the reduction of employees during the fiscal year 2002 resulted in saving of $19 and

$20 for the three and nine months ended June 1, 2002, respectively. For the fourth quarter the Company expects cost savings of $43 in research and development expenses resulting from the cumulative workforce reductions. The unusual charges of $425 incurred in the third quarter and $1,693 for the nine-month period in fiscal year 2001 relates to the write-off of accounts receivable related to customers of the Mexico division and the closure of that division.

These overall decreasing expenses are a result of our continued efforts to right size the business balanced with our commitment to maintain our research and development efforts and continued sales and marketing focus.

Other Expense, Net

Fiscal 2002 vs. 2001: Other expense, net decreased for the three and nine-month periods ended June 1, 2002, is a result of decreased net interest expense for the quarter. Net interest expense for the nine-month period decreased versus the prior year by $111 as a result of the lower average debt and higher average cash balances, along with lower interest rates during the current-year period compared to the prior-year period. The lower average debt and higher average cash balances are the result of the net offering proceeds of $6,222 received in August 2001. Other expense, net for the nine-month period ended June 2, 2001 of $670 includes a non-cash charge of $161 ($106 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction.

Income Taxes

Fiscal 2002 vs. 2001: The Company records income tax expense (benefit) for interim periods based on the expected effective rate for the full year. The estimated effective income tax rate for fiscal 2002 and 2001 was 35%. At June 1, 2002, the Company has net operating loss carryforwards, expiring at various dates ranging from 2013 through 2022.

Management performs a routine analysis of the realization of the deferred tax asset each fiscal quarter and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $2,237 at June 1, 2002. This analysis largely relies on management’s ability to return the Company’s core business to long-term profitability and taking into account a number of cost cutting and strategic initiatives over the past 2 years. Unanticipated negative changes in future operations of the Company would adversely effect the realization of the Company’s deferred tax asset. Such negative changes would result in the establishment of a $2,237 valuation reserve for the deferred tax asset.

Net Income (loss)

Fiscal 2002 vs. 2001: The Company fiscal year 2002 third quarter resulted in a positive $.02 earning per share, which is our first profitable quarter since November 2001, six quarters ago. We believe that this improvement in earnings is the result of the Company’s cost cutting initiatives described above. The Company had net income (losses) of $115 and ($1,289) for the three and nine-month periods ended June 1, 2002, respectively, compared to net losses of ($652) and ($1,335) for the same periods a year ago.

Forward-Looking Statements

Information in this document, which is not historical, includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on the Company’s current assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including without limitation, adverse business or market conditions, the ability of the Company to secure and satisfy customers, the availability and cost of materials from the Company’s suppliers, adverse competitive developments, change in or cancellation of customer requirements, the ability to generate income to utilize existing deferred tax assets and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to certain market risks with its $5,000 revolving line of credit, capital expenditure loans and, to a lesser extent, its Industrial Development Bonds (IDRBs). At June 1, 2002, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,755, $2,248 and $1,735, respectively. The revolving line of credit agreement bears interest, at the Company’s option, at 0.75% above the prime rate of interest or 3.25% above the LIBOR rate. The capital expenditure loan bears interest, at the Company’s option, at 1.00% above the prime rate of interest or 3.5% above the LIBOR rate. At June 1, 2002 the interest rates on the revolving commitment and capital expenditure loans were 5.5% and 5.75%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. At June 1, 2002 the interest rate on the IDRBs was 1.46%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates. If market interest rates had increased by 1%, this would have resulted in an increase to interest expense of approximately $56 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a) Reports on Form 8-K

HEI filed one Form 8-K Current Report with the Securities and Exchange Commission during the third quarter of fiscal year 2002 as follows:

•	04/12/02

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEI, Inc.
(Registrant)

Date:	07/19/02	/s/ Steve E. Tondera, Jr.

Steve E. Tondera, Jr.
Vice President of Finance,
Chief Financial Officer and Treasurer
(a duly authorized officer)