Form 10-K
period 2002-08-31
HEI INC
filed 2002-12-16
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-10078

HEI, Inc.

(Exact name of registrant as specified in its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6385 Old Shady Oak Road, Suite 280, Eden Prairie, MN (Address of principal executive offices)	55344 (Zip Code)

Issuer’s telephone number, including area code:

(952) 443-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.05 Per Share

(Title of Class)

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

          The aggregate market value, in thousands, as of December 12, 2002 (based on the closing price as reported by The Nasdaq National Market) of the voting stock held by non-affiliates was approximately $11,742.

          As of December 12, 2002, 6,011,756 Common Shares, par value $.05 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held January 16, 2003, which will be filed not later than 120 days from August 31, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART II
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
PART III
SIGNATURES
EX-10.10 1991 Stock Option Plan
EX-10.16 Promissory Notes
EX-21 Subsidiaries of the Registrant
EX-23 Consent of KPMG LLP
EX-99.1 Certification Pursuant to Section 906

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

PART I

Item 1.     Description of Business

(a) Business Development

      We are a Minnesota corporation and were incorporated as Hybrid Electronics Inc. in 1968 and changed our name to HEI, Inc. in 1969. In fiscal 1997, we sold our optoelectronic switch assembly business and related assets. During fiscal year 1999, we formed a subsidiary, HEI Export, Inc., as a foreign sales corporation. During fiscal year 2000, we acquired Cross Technology, Inc. (Cross), now our wholly owned subsidiary. The acquisition of Cross was a strategic move to expand our product offerings in the ultraminiature markets that we serve. In fiscal 2001, we closed the Mexico division primarily as a result of lack of profitability, disposing of some assets and relocating some assets to our other facilities.

(b) Business of the Company

Principal Products and Services —

•	Microelectronics — Our microelectronics division designs and manufactures ultraminiature microelectronic devices and high technology products incorporating these devices. These custom microelectronic devices typically consist of placing or assembling one or more integrated circuits (IC) commonly referred to as “chips,” and other passive electrical components onto a ceramic or organic substrate. The microelectronic assembly typically embodies the primary functions of the end products of our customers, such as hearing aids, defibrillators and communication components. For example, in hearing aids the microelectronic assemblies we design and make are contained within a shell and connected to a microphone, receiver and battery. We may procure the microphone, receiver and battery from outside vendors and assemble all of the components into further assemblies for some customers, and we may sell only the microelectronic assembly to others. Our custom-built microelectronics are employed in the hearing, medical, telecommunications and ultraminiature radio frequency markets.

Our newest technology allows us to manufacture miniature packages that are specially designed to hold and protect high frequency chips for broadband communications. This package, with the enclosed chip or IC, may then be easily and inexpensively attached to the circuit board without degrading the high-frequency performance of the chip. These packages, and the high-frequency chips that they contain, are specifically designed for applications in high-speed optical communication devices — the individual parts of the fiber-optic telecommunications network that companies and individuals use to transmit data, voice, and video across both short and very long distances. They are also used in wireless communication devices similar to home satellite dish systems, or wireless local area networks that allow computers to communicate with each other without having to be connected with wires. Another example of our technology is the way we build the driver amplifiers for 10 and 40 gigabit per second fiber optic transceivers. The fiber-optic telecommunications networks that are used today rely on devices that “pump” the signals down the fiber-optic “pipeline.” The speed that the information can travel is measured in gigabits per second. As our society requires more and more information to pass down these fiber-optic pipelines, it is necessary to have faster and faster transmission speeds. Our 10 and 40 gigabit per second driver modules represent high-speed amplifiers that are high-performance and that can be manufactured at costs we believe are significantly lower than our competitors.

•	RFID/ Access — Through our subsidiary, Cross, we manufacture wireless smart cards and other ultra-miniature radio frequency (RF) applications. Ultraminiature electronic modules are connected to an RF coil, creating an assembly. This assembly is contained within a smart card or wireless card (about the same size as a credit card) that is used for financial, security access and identification or tacking applications.

•	High Density Interconnect — Our Tempe, Arizona location manufactures and designs high density, high quality flex circuits and high-performance laminate-based substrates. We further process significant portions of the substrates produced at this location into custom-built microelectronics at our facility in Minnesota. The high density interconnect location serves the hearing, medical and communications markets.

      Manufacturing Process: We manufacture our products by fabricating a substrate and placing IC’s and passive electrical components onto that substrate. Substrates are made of multi-layer ceramic or laminate materials. The process of placing components onto the substrate is automated using sophisticated equipment that picks an IC from a wafer or waffle pack and places it onto a substrate with very high precision. Many of the components require wire bonding to electrically connect them to the substrate. We then electrically test the microelectronic assemblies to ensure required performance.

      Customer Supply Agreements: We sell our products through our Company-employed sales force based at our facilities in Minnesota and Arizona, as well as through our independent sales representatives.

      We currently have annual agreements with our two largest customers, Sonic Innovations, Inc. and Siemens, Inc., along with several other customers. These agreements typically include basic understandings that relate to estimated needs of the customer as well as range of prices for the products for the current year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks), and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement. Although these annual agreements do not commit our customers to order specific quantities of products they set the sale price and are useful as they enable us to forecast our customer’s orders for the upcoming year.

      Actual orders from our customers with whom we have annual agreements are made through customer supplied Purchase Orders (PO), and the contractual basis for the relationship is set forth in the PO. The PO specifies quantities, price, product lead times, material and quality requirements, and other general business terms and conditions.

      For customers with lower demand requirements we commonly use their PO only to plan production and procure materials. These programs are subject to our standard terms and conditions including cancellation clauses, whereby either party may cancel such PO for any reason upon advanced notice given within a relatively short time period.

      Component Supply Operations: For all application specific or custom material, we try to match the quantities and terms related to the supply of such product of the customer and all major vendors. Although we prefer to have long-term agreements with our vendors, we do not currently have any long-term agreements with vendors in place. Typically, there are many sources of raw material supplies available nationally and internationally; however, many raw materials we use are customer specified and may only be available from customer specified vendors or supplied by the customer itself. The ICs that we assemble onto circuit boards are an example of a raw material that is commonly customer specified and available from specified vendors or supplied by the customer.

      Proprietary Technology: We use proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with our customers and vendors, and non-disclosure agreements with many of our employees. Additionally, we will apply for new patents whenever appropriate. We hold four microelectronic process and design patents, which expire on dates ranging from 2018 through 2021. Our two most significant patents are the High Density Stacked Circuit Module and the Interconnection Device. The High Density Stacked Circuit Module is a method of stacking two or more ICs and then electrically interconnecting them. This approach allows us to use the thickness of the circuit to add capabilities rather than increase the width and length. The result is a more compact device than can be attained using conventional methods. The primary application is in our hearing market, where smaller circuits make it possible to fit more people with hearing aides and makes the hearing aid less obtrusive. Our latest design patent, the Interconnection Device, allows for the cost effective use of high-speed millimeter wave integrated circuits by placing them into surface mount packages. These surface mount packages allow our customers to cost effectively incorporate those packages into their products, and also permits a rapid increase to high volume manufacturing, using standard high volume assembly equipment.

      Government Regulations: Although certain of the end products of our customers are subject to federal governmental regulations (such as Food and Drug Administration regulations), we are not directly subject to any governmental regulations or industry standards beyond local environmental regulations. Instead, our products and manufacturing processes are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality.

      As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol that are used in very small quantities to manufacture our products. We are currently in compliance with these regulations and we have valid permits for the storage and disposal of the hazardous substances we generate. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

      Dependence on Single or Few Customers and Backlog: The table below shows approximate percentage of our net sales to major customers which accounted for more than 10% of total net sales in fiscal years 2002, 2001, and 2000.

Customer	2002	2001	2000

Customer A	32%	26%	15%
Customer B	32%	25%	42%
Customer C	—	10%	—
Customer D	—	—	11%

      Customer A and B represent Sonic Innovations, Inc. and Siemens, Inc., respectively, which both operate in the human hearing-aid market. The increase in business with Sonic over the last two years is the result of producing higher value-added products. The decrease in sales dollars with Siemens, Inc. in fiscal 2002 and 2001 is largely a result of their increased internal manufacturing capabilities. Customer C is Agere Systems and is a customer in the communications market. Reduced revenue from Agere is attributed to the overall downturn in the telecommunications market. Customer D represents Motorola, Inc., which is a customer in the Radio Frequency Identification (RFID) market. The decline in revenue in fiscal 2001 is a result of Motorola’s decision to eliminate their smart-card businesses. For financial information about revenues from external customers attributed to specific geographic areas please see Item 8 — Note 2 to the consolidated financial statements.

      Following is the approximate percentage of our net sales by market segment served:

Market	2002	2001	2000

Hearing/ Medical	76%	61%	63%
Communications	11%	17%	10%
RFID	10%	14%	20%
Other	3%	8%	7%

      We believe that diversification between our key markets is important. Our goals are to have no one market account for 40% or more of our net sales, no one customer greater than 25% of net sales and no one program exceeding 10% of net sales. Likewise we seek to operate our business to avoid risking concentrations in our business with one customer or program. Our plans to achieve our goals include increasing our product offerings, customer base and programs to increase revenue, which will result in more diversification.

      At August 31, 2002, our backlog of orders for revenue in fiscal 2003 was approximately $5,400 compared to approximately $11,000 at August 31, 2001. We expect to ship our backlog as of August 31, 2002 during fiscal 2003. This decrease in backlog is mainly due to two factors; first, net sales are down overall from the weak economic conditions in our markets and secondly, from customers being reluctant to issue long-term purchase orders based on lack of visibility for future demand and fluctuations in over all market conditions.

      Competition: In each of our product lines, we face significant competition, including customers’ who may produce the same or similar products themselves. Our competitive advantage starts with knowledge of the market requirements and our investment in technology to meet those demands. We obtain new business by first identifying customer needs and designing and engineering our products to meet those needs in an ultraminiature and cost effective way. We then design products to application specific requirements of the customer and then manufacture those electronic assemblies with a high degree of automation to ensure quality and low cost. Finally, we compete on the basis of full service to obtain new and repeat orders. Application specific requirements typically include: very small size, low power, high performance and low cost. We are a full-service supplier and partner with our customers, providing full “turn-key” capability.

      Research and Development: The amount spent on research and development activities aggregated approximately $2,516, $2,433 and $1,764 for the years ended August 31, 2002, 2001 and 2000, respectively.

      Employees: On August 31, 2002, we employed 193 full-time and no part-time persons.

Item 2.     Description of Property

      We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in August 1981. The facility was expanded during fiscal year 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The addition was financed through the issuance of Industrial Development Revenue Bonds (IDRBs) with the City of Victoria on the property and certain equipment. The IDRBs are further collateralized by letters of credit from LaSalle Business Credit, Inc. We mortgaged the property to secure the credit facility with LaSalle Business Credit, Inc.

      We lease a 14,000 square foot facility in Tempe, Arizona for our high density interconnects business. We lease a 20,000 square foot facility in Chanhassen, Minnesota, for part of our RFID business and a 3,100 square foot facility in Eden Prairie, Minnesota used for corporate offices. The Tempe and Chanhassen facilities are leased until July 2005 and October 2007, respectively and the Eden Prairie location is leased until March 2005.

Item 3.     Legal Proceedings

      As of November 1, 2002 there were no material legal proceedings pending against our properties or us. From time to time we may become involved in routine litigation incidental to our business.

Item 4.     Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year ended August 31, 2002.

     Executive Officers

      The following is a list of our executive officers, their ages, positions and offices as of December 12, 2002. Each executive officer serves a term of one year or until his successor is appointed and qualified.

Name	Age	Position

Anthony J. Fant	42	Chairman and Chief Executive Officer
Steve E. Tondera, Jr.	39	Chief Financial Officer, Treasurer,
		Vice President Finance and Director, Secretary
Stephen K. Petersen	50	Chief Operating Officer
Simon F. Hawksworth	36	Vice President of Sales and Marketing

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

      Steve E. Tondera, Jr. has served as our Vice President of Finance, Treasurer and Chief Financial Officer since June 2000 and as our Secretary since May 2002. Prior to being appointed to his current positions, Mr. Tondera was the Managing Director of our Mexico division from June 1999 to June 2000. From October 1994 until June 1999, Mr. Tondera served as the Chief Financial Officer of Fant Industries, LLC, which owned a number of businesses in diverse industries.

      Stephen K. Petersen joined us in March 1998 as Director of Manufacturing. He was appointed Vice President of Operations in September 2000 and as Chief Operating Officer in October 2002. Before joining us, he was employed with Sheldahl, a manufacturer of electronic materials and derivatives, in a variety of positions ranging from Engineer to Plant Manager and most recently as the Operations Manager. Mr. Petersen was responsible for production and manufacturing engineering.

      Simon F. Hawksworth joined us in September 2002 as Vice President of Sales and Marketing. Prior to this appointment he was Vice President of Sales and Marketing at InnovaComm Technologies, Inc, a microelectronics manufacturing company and a spin-off of Maxtek, a wholly owned subsidiary of Tektronix. Mr. Hawksworth served Maxtek in a variety of positions from Business Development Manager through Director and Vice President of Sales and Marketing. His former role focused on winning new business requiring high frequency electronics packaging solutions.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      Our common stock is currently traded on the Nasdaq National Market under the symbol HEII. Below are the high and low closing bid prices for each quarter of fiscal year 2002 and 2001 for our common stock, as reported by Nasdaq.

2002	High	Low

First Quarter	$8.700	$6.000
Second Quarter	7.900	5.500
Third Quarter	8.330	5.760
Fourth Quarter	7.800	4.300

2001	High	Low

First Quarter	$23.500	$9.000
Second Quarter	15.000	8.500
Third Quarter	12.813	4.800
Fourth Quarter	9.730	6.350

      As of December 12, 2002, we had 310 shareholders of record. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance the continued development of our future business. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our loan agreement with our bank requires advance approval to pay dividends.

Item 6.     Selected Financial Data

HEI, INC. AND SUBSIDIARIES

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION

Years Ended August 31	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)

	(In thousands, except per share amounts)
Net sales	$28,532	$44,832	$42,799	$29,089	$24,766
Cost of sales	23,375	36,841	35,544	22,378	19,104

Gross profit	5,157	7,991	7,255	6,711	5,662

Operating expenses:
Selling, general and administrative	5,335	5,806	6,338	4,623	3,498
Research, development and engineering	2,516	2,433	1,764	1,343	852
Unusual charges	—	1,693	453	490	5,664

Operating income (loss)	(2,694)	(1,941)	(1,300)	255	(4,352)
Other income (expense), net	(106)	(2,182)	(227)	380	580

Income (loss) before income taxes	(2,800)	(4,123)	(1,527)	635	(3,772)

Income tax expense (benefit)	1,092	(930)	(372)	242	(1,354)

Net income (loss)	$(3,892)	$(3,193)	$(1,155)	$393	$(2,418)

Net income (loss) per basic share	$(0.65)	$(0.65)	$(0.24)	$0.08	$(0.52)
Net income (loss) per diluted share	$(0.65)	$(0.65)	$(0.24)	$0.08	$(0.52)
Weighted average common shares outstanding:
Basic	5,992	4,881	4,726	4,698	4,685
Diluted	5,992	4,881	4,726	4,701	4,685

Balance sheet:
Working capital	$4,369	$8,793	$5,902	$8,333	$12,175
Total assets	22,989	27,528	28,936	23,739	23,878
Long-term debt, less current maturities	1,473	3,972	3,894	3,415	3,835
Shareholders’ equity	14,570	18,420	15,116	15,566	15,135

(a)	In fiscal 2002, the Company did not recognize any Unusual charges. However Income tax expense (benefit) does reflect the establishment of a $3,420 valuation allowance of which $3,188 was included in income tax expense.

(b)	In fiscal 2001, Unusual charges consist of costs related to the closure of the Mexico division of $425 and $1,268 loss on the write-off of accounts receivable primarily related to customers of the Mexico Division and Other income (expense), net includes the write-off of the investment in MSC.

(c)	In fiscal 2000, Unusual charges of $453 consist of acquisition transaction costs related to the Cross Technology acquisition.

(d)	In fiscal 1999, Unusual charges of $490 related to the severance agreement between the Company and the former Chief Executive Officer.

(e)	In fiscal 1998, Unusual charges of $5,664 relates to one-time expenses related to proxy contest and change of control costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (in thousands of dollars)

General

      Fiscal year 2002 was a very difficult year for us. Revenue in quarter one began the year with the lowest revenue we have experienced in nine quarters at $6,126. That was over a 50% drop in revenue from quarter one of fiscal 2001. During the second quarter of 2002 we implemented a cost reduction plan to better match our cost structure with our anticipated revenues. This plan continues into fiscal 2003. It is important to note that our variable costs are approximately 50 to 55% of our revenue, which makes us extremely volume or revenue dependent. The cost reduction plan has lowered our quarterly breakeven point from $10,000 at the beginning of fiscal 2002 to $7,500 at the end of the fiscal year. We have continued to manage our costs and have a goal to lower the quarterly breakeven point to $7,000 by the end of fiscal 2003. Our commitment to research and development continued in fiscal 2002 and we have and will continue this effort to maintain and increase our propriety technology and manufacturing process. With revenue being our biggest issue in fiscal 2002 we have streamlined and improved our sales and marketing efforts with renewed focus and talent. We are experiencing positive results from this effort and will continue to concentrate on this during fiscal 2003 to not only increase our sales, but to increase our diversification of revenue.

Workforce Reductions

      The events of September 11, 2001 and the continued sluggish economy in all of our markets during the first fiscal quarter of 2002 resulted in our reporting the lowest revenue in nine quarters. In order to size our cost structure with anticipated revenue we reduced our employee base by 13 persons at the end of the second quarter of fiscal year 2002. Even though our revenue continued to increase in the third quarter, we continued our efforts to reduce cost by eliminating an additional 21 employees. In the fourth quarter of fiscal 2002, sales declined and an additional 12 positions were eliminated.

      In 2002 we eliminated a total of 46 positions (30 direct labor, 5 manufacturing, 6 engineering and 5 administrative positions). The amount of savings ($904) from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost. Annualized wages and salaries for the 46 positions that were eliminated are $1,596.

      Cost savings for the year ended August 31, 2002 are summarized as follows:

Year Ended
August 31, 2002

(In thousands)
Direct Labor	$649
Manufacturing	$77
Selling, General and Administrative	$78
Research and Development	$100

      The Company has paid an aggregate of $39 related to severance through August 31, 2002. Substantially all of the severance charges were paid in the same period the charges were recorded.

      We have continued staff reductions during the first and second quarter of fiscal 2003. A total of 52 positions have been eliminated in fiscal 2003 (32 direct labor ($853), 9 manufacturing ($428), 5 engineering ($272), and 6 administrative positions ($451). Annualized wages and salaries for the 52 positions that were eliminated are $2,004.

      In the aggregate, the Company has eliminated 98 positions through December 16, 2002 with annualized costs savings of approximately $3.6 million (32 direct labor ($1,566), 9 manufacturing ($662), 6 administrative positions ($718), and 5 engineering ($654). These reductions are expected to positively impact operating costs as compared to prior-year quarterly amounts and in the aggregate for the year ended August 31, 2003 as compared to fiscal 2002 as follows:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year End
	November 30,	March 1,	May 31,	August 31,	August 31,
	2002	2003	2003	2003	2003

	(In thousands)
Direct Labor	$178	$440	$474	$474	$1,566
Manufacturing	59	201	201	201	662
Selling, General and Administrative	67	217	217	217	718
Research & Development	96	186	186	186	654

Total	$400	$1,044	$1,078	$1,078	$3,600

      We will attempt to reduce and contain cost as revenues fluctuate. At the same time we seek to balance our ongoing development of new products and maintain our ability to react quickly to favorable market demands and opportunities. In addition, these costs savings will not be realized in their entirety if increased production demand requires the hiring of additional personnel.

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue recognition, Sales Returns and Warranty

      The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue recognition” provides guidance on the application of GAAP to selected revenue recognition issues, and our revenue recognition policies are in compliance with SAB 101. We recognize revenue upon shipment of product to our customers when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In fiscal 2002, we began a consignment program with a significant customer, where revenue is recognized when the customer uses the inventory. Our sales terms to our customers provide no right of return outside of contractual warranty claims. Sales and payment terms and pricing extended to our customers are governed by the respective contract agreements, together with binding purchase orders for each transaction. Payment terms are 7 days for consignment program sales and 30 to 45 for other customers.

      We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. We also record estimated provisions for warranty claims based on historical trends and known warranty claims. Should our actual product returns exceed our estimated allowances, additional reductions to our revenue would result. As of August 31,2002 and 2001 we had an aggregate amount of $200 and $50, respectively, in our warranty and product return reserves.

Allowance for Uncollectible Accounts

      We estimate the collectibility of our trade receivables and notes receivable which requires considerable amount of judgment in assessing the realization of these receivables including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Significant increases in reserves have been recorded in recent periods and may occur in the future due to evolving market conditions. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimate from our actual collection experience. As of August 31, 2002 and 2001 we had $85 and $271, respectively, in our accounts receivable allowance.

Inventories

      We record our inventories at the lower of cost or market value. Generally all inventory purchases are for customized parts for a specific customer program. As such, contractual arrangements are typically agreed too with the customer in order to protect the Company in cases were the demand decreases, as often times the parts cannot be consumed in other programs. Even though contractual arrangements maybe in place we are still required to assess the utilization of our inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels and contractual inventory holding requirements. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions. As of August 31, 2002 and 2001 we had $311 and $383, respectively, reserved for our excess and obsolete inventory.

Valuation of Deferred Taxes

      Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe recovery is unlikely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a given period, we must increase tax expense within our statement of operations.

      We have recorded a valuation allowance of $3.4 million at August 31, 2002 to write-off all of our deferred tax assets due to uncertainties related to our ability to utilize certain state and foreign tax credits and loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

Results of Operations

Percentage of Net Sales

for fiscal years ended August 31,

	2002	2001	2000

Net sales	100%	100%	100%
Gross profit	18%	18%	17%
Selling, general and administrative	19%	13%	15%
Research, development and engineering	9%	5%	4%
Other	0%	4%	1%

Sales

      Our net sales for the fiscal year ended August 31, 2002 decreased $16,300 or 36%, compared to fiscal year 2001. The current year decrease in net sales from 2001 is largely a result of the general economic slowdown and the resulting impact in the hearing, communications, RFID/ Access and electronic contract manufacturing markets. Additionally, during the fourth quarter of 2002 the internal manufacturing capacity of one of our customers increased, resulting in reduced demand for our products. We began fiscal year 2002 with net sales of $6,126 in the first quarter, a nine-quarter low, resulting primarily from the world wide economic recession and the impact of September 11, 2001. We experienced quarterly increases in revenue of 27%, and 9% respectively in the second and third quarters and a decrease of 28% in the fourth quarter. Sales in fiscal 2001 increased $2,033, or 5%, as compared to fiscal 2000. This increase in sales occurred in the first half of fiscal 2001, primarily a result of increases in sales from the Mexico division, which increased by approximately $1,300 to $4,700, increases in sales from the high density interconnect division, which increased by approximately $1,600 to $1,900, and increases in sales from the microelectronic division, which increased by approximately $1,400.

      We continue to experience fluctuations in demand for our hearing products and expect this to continue into the first half of fiscal 2003. The communications and RFID markets remain soft as our customers are awaiting market acceptance of new products and increased demand for existing products. As the demand for these products increases, we are positioned for an increase in sales in these markets. In addition, we are experiencing continued interest in our proprietary products which have received design approval for numerous applications with increasing low volume production. We continue to work on new designs, qualification testing and continue to receive prototype orders from numerous customers. At August 31, 2002, our backlog of orders for revenue in fiscal 2003 was approximately $5,400 compared to approximately $11,000 and $22,450 at August 31, 2001 and 2000 respectively. We expect to ship our backlog as of August 31, 2002 during fiscal 2003. This decrease in backlog is mainly due to two factors; first, net sales are down overall from the weak economic conditions in our markets and secondly, from customers being reluctant to issue long-term purchase orders based on lack of visibility for future demand and fluctuations in over all market conditions. The Company’s backlog at December 13, 2002 was $6,298.

      Because our sales are generally tied to the customers’ projected sales and production of the related product, our sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our sales, any change in the sales levels to that customer can have a significant impact on the our total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

      Sales to hearing/medical customers for fiscal 2002 decreased by $5,798, or 21% compared to fiscal 2001. This decrease in demand comparing fiscal 2002 to 2001 is a result of the general economic slowdown impacting the hearing contract manufacturing markets. Also, during the latter part of fiscal 2002 one of our customer’s internal manufacturing capabilities increased, negatively impacting revenue by approximately $1,450 in the fourth quarter fiscal 2002. In fiscal 2003 we expect the impact from this customer will be a further reduction in annual net sales by $4,200. We have received increased orders from customers in the medical markets and we expect this trend to continue in fiscal 2003. During the first quarter of fiscal 2002, we entered into a program with Siemens in which our finished goods inventory is held at Siemens and we recognize revenue when they use the product. In connection with this program, certain raw materials used by us for Siemens products are being consigned to us by Siemens. The result of this program is that our finished goods inventory has increased, while raw materials for these programs have decreased. We are anticipating a slight increase in net sales to the hearing/medical customers for fiscal 2003 verses 2002. Fiscal 2001 sales increased by $7,372 or 37% compared to fiscal 2000. This increase is mainly the result of increased demand for hearing products from two of our main customers.

      The closure of our Mexico division late in fiscal 2001 resulted in decreased sales of $4,745 for fiscal 2002 as compared to fiscal 2001 and decreased $3,326 compared to fiscal 2000. None of the product manufactured in Mexico was transferred to our other facilities.

      Sales to the RFID products market decreased $3,419 or 54% in fiscal 2002, as compared to fiscal 2001. RFID sales decreased in fiscal 2001 by $2,237 or 26% as compared to fiscal 2000. This decrease comparing fiscal 2002 to 2001 is primarily due to a significant drop in revenue from one major customer. This significant customer sold one division and terminated operations of another division during the first quarter of fiscal 2002. We have designed, developed and are producing new products and expanded our capabilities to improve revenue; however, the actual level of market acceptance is currently unknown.

      Sales to the communications and industrial (non Mexico) products market decreased $2,338, or 37% in fiscal 2002, as compared to fiscal 2001. Sales increased in fiscal 2001 of $224 or 2% as compared to fiscal 2000. This decrease comparing fiscal 2002 to 2001 is largely a result of the current weakness in the telecommunications markets. We are experiencing increased activity in this market with numerous low volume purchase orders. In September 2002 we realigned our sales emphasis to narrowly focus our efforts to key niche customers to obtain the best margin revenue while improving the efficiencies in developing new business.

Gross Profit

      Our gross profit as a percentage of sales was 18.1% in fiscal 2002, as compared to 17.8% in fiscal 2001 and 17.0% in fiscal 2000. While our gross margin percentages are heavily impacted by revenue, due to the fixed nature of many of our manufacturing costs, we were able to improve gross margins in fiscal 2002 from fiscal 2001 despite a 36% decrease in net sales. This improvement is due to reduction of 35 direct labor and manufacturing employees in fiscal 2002 (resulting in a savings of $649 in direct labor and $77 in administrative salary costs), improved manufacturing yields (from 94.4% in fiscal 2002 to 92.7% in 2001), reduced scrap expense (from 3.8% in fiscal 2002 to 4.5% in 2001, calculated as a percentage of gross sales) and from the closure of the Mexico division, which generated negative gross margins of $624 during fiscal 2001. In future periods, we expect gross margins to be impacted in a similar manner as revenues increase and decrease. In addition, when, and if, market acceptance of our proprietary broadband communications products occurs, we expect gross margins to increase, as these products are expected to have higher gross margin than we have historically experienced. Our gross profit as a percentage of sales was 17.8% in fiscal 2001, as compared to 17.0% in fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to start-up costs in the prior year for the high density interconnect division, which were offset by higher operating losses for the Mexico division, which was closed in the third quarter of fiscal 2001.

Operating Expenses

      Operating expenses in total were 28% of net sales in fiscal 2002, compared to 22% and 20% in fiscal 2001 and 2000, respectively. Operating expenses in 2002 decreased $2,081 when compared to fiscal 2001. Fiscal 2001 also reflected an increase of $1,377 when compared to fiscal 2000. Selling, general and administrative expenses decreased by $471 when compared to fiscal 2001 mainly due to the closure of the Mexico operations and our constant attention to other cost containment measures, including reduction of employees, travel and other operational costs. These reductions were offset by increases in professional fees and insurance costs totaling $196. The reduction of 11 employees during fiscal 2002, resulted in decreased selling, general and administrative expenses of $178 during fiscal 2002. These overall decreasing expenses are a result of our continued efforts to size our cost structure to revenue while balancing our commitment to maintain our research and development efforts and continued sales and marketing focus. Comparing fiscal 2001 to 2000 selling, general and administrative costs, decreased by $532 in fiscal 2001, which is a result of higher costs in fiscal 2000 from implementing a new enterprise resource planning (ERP) system and start-up costs related to the high density interconnect division. During the same period research, development and engineering costs increased by $669, or 38%, due to increase emphasis on new product development, especially in the broadband communications market. We expect that our operating expenses will further decrease by approximately $1,300 in fiscal 2003 as the result of fiscal 2002 and the first half of fiscal 2003 work force reductions.

      Research, development, and engineering expenses increased $83 in fiscal 2002, when compared to fiscal 2001 and increased $752 when compared to fiscal year 2000. These increases are a result of our commitment to maintain our design capabilities to support future programs and continue the development and enhancement of our proprietary products and manufacturing processes. Comparing fiscal 2001 to 2000 costs increased in fiscal 2001 by $669, or 38%, compared to fiscal 2000. The increase is a result of an emphasis on new product development, especially in the broadband communications market, as well as new process and product development in all focus markets

      The unusual charges of $1,693 incurred in fiscal year 2001 relates to the write-off of accounts receivable related to customers of the Mexico division and the closure of that division.

Other Income (Expense), Net

      Other expense of $106 in fiscal 2002 is $626 less than our other expenses in fiscal 2001 which reflects an increase of $21 when compared to fiscal 2000. Net interest expense for fiscal 2002 decreased by $158 from fiscal 2001 as a result of the lower average debt in fiscal 2002 of approximately $2,000, and higher average cash balances of approximately $4,000, along with average interest rates of approximately 2% lower during the current-year period compared to the prior-year period. The lower average debt and higher average cash balances are the result of the net offering proceeds of $6,222 received in August 2001. Other expense, net for fiscal 2001 of $732 includes a non-cash charge of $161 ($106 net of tax) related to costs associated with the abandoned Colorado MEDtech transaction. Comparing fiscal 2001 to 2000 other expense in fiscal 2001 of $732 increased $647 as compared to fiscal 2000, primarily due to higher interest expense, as a result of decreased average cash balances and increased short and long-term debt throughout fiscal 2001, partially offset by interest on loans receivable. In the fourth quarter of fiscal 2001, we wrote off our equity investment in Micro Substrates Corporation (MSC). Including this write-off, expenses incurred related to MSC for fiscal 2001 were $1,450.

Income Tax Expense (Benefit)

      Management performs an analysis of the realization of the deferred tax asset each fiscal quarter. During the fourth quarter of fiscal 2002, we determined that a valuation allowance of $3,420 should be established for all of our deferred tax assets due to the softness in our markets, the results of operations for the fourth quarter, and uncertainties about visibility to customer order rates, and a general economic recovery. For fiscal 2002 we recognized tax expense of $1,092 compared to a tax benefit of $930 and $372 in fiscal 2001 and 2000 respectively. Comparing fiscal 2002 to 2001 the primary difference in the tax expense between the periods is the establishment of a $3,420 deferred tax allowance of which $3,188 was included in income tax expense. An aggregate of $233 of tax valuation allowance was reflected as an adjustment to additional paid-in capital as it represents the tax asset benefit from stock option exercises that are included in our net operating loss carryforwards. Management will monitor this deferred tax asset going forward. At the end of fiscal 2002, we had net operating loss carryforwards expiring at various dates ranging from 2013 through 2022. Even though this valuation allowance has been established, we still retain all the economic benefits of the net operating loss in future years. Comparing fiscal 2001 to 2000, the income tax benefit of $930 in fiscal 2001 increased over fiscal 2000 by $558. The increase is a result of the larger loss before income taxes in the current year. The effective tax rate of 22.6% in fiscal 2001 is lower than the federal and state statutory tax rate due to the loss on the MSC investment, which created a capital loss. The realization of the capital loss will not occur until we generate capital gains. During fiscal 2001, the Company concluded it was more likely than not that such capital gains will not occur and the Company placed a valuation allowance of $510 on the deferred tax asset arising from the MSC capital loss.

Net Income (Loss)

      We had a net loss of $3,892 in fiscal 2002 compared to net loss of $3,193 and $1,155 for fiscal 2001 and 2000 respectively. The loss in fiscal 2002 was partly attributable to the establishment of a valuation allowance for the deferred tax asset. Other factors include the rapid decline in revenue during the year matched against the fixed costs of our manufacturing as well as our commitment to continue our research and development. The net loss in fiscal 2001 was primarily a result of the operating loss and closure of the Mexico division, including the accounts receivable write-off, and the impairment charge for MSC. Excluding Mexico and MSC, the net loss for fiscal 2001 was $164.

Financial Condition

      Our net cash flow provided by operating activities for fiscal 2002 was $1,077 compared to net cash provided (used) of $3,930 and ($5,521) for fiscal 2001 and 2000, respectively. For fiscal 2002 the cash flow generated was mainly a result of decreases in accounts receivable ($1,270) and from the non-cash expense of depreciation ($2,909) and deferred income tax asset of ($1,609). These improvements offset the net loss for the year of $3,892. The decrease in accounts receivable, and inventories is attributable primarily to the decrease in revenue over the last quarter of fiscal 2002 as compared to fiscal 2001. Net cash provided by operating activities totaled $3,930 in fiscal 2001 compared to net cash used in operating activities of $5,521 for fiscal 2000. This was a result of higher revenue in fiscal 2000, which caused higher accounts receivable and inventory balances offset by higher accounts payable balances when compared to fiscal 2001.

      Our net cash flow used in investing activities was $3,423, $3,803 and $293 for fiscal 2002, 2001 and 2000, respectively. The Company spent $2,423 on capital expenditures and patent costs in fiscal 2002 compared to $3,533 in fiscal 2001. The $1 million increase in restricted cash for fiscal 2002 is the result of the December 13, 2002 loan modification, which requires an additional repayment of the Company’s long-term debt. During fiscal 2000 we spent $4,329 on capital expenditures offset by the maturities of investments of $3,744. The capital expenditures in all three years relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities and quality control systems. Our fiscal 2003 capital expenditure plan is currently approximately $900.

      Our net cash flow provided by financing activities was $325, $3,782 and $4,255 for fiscal 2002, 2001 and 2000, respectively. Cash generated from issuance of common stock was $275, $6,336 and $506 for fiscal year 2002, 2001 and 2000 respectively. During fiscal 2001 the company completed a private placement of common stock that generated $6,200 in net proceeds. Other issuance of common stock during the past three fiscal years were from the exercise of stock options. The majority of other year-to-year changes relate to the borrowings and repayment under the revolving line of credit and term debt.

      The result of these activities was that cash increased/(decreased) by ($2,021), $3,909 and ($1,559) during fiscal 2002, 2001 and 2000 respectively. At the end of fiscal 2002 our unrestricted cash balance was $2,372. As a result of the amended bank covenants on December 13, 2002, $1,000 of cash will be used to reduce our long-term bank debt and has been reflected as restricted cash on the August 31, 2002 balance sheet.

      Accounts receivable average days outstanding was 53 days at August 31, 2002, compared to 74 and 49 days at August 31, 2001 and 2000 respectively. Inventory turns were 5.0, 7.0 and 7.4, for the years ended August 31, 2002, 2001 and 2000, respectively. The decreased days outstanding and decreased inventory turns were primarily due to the slow down in revenue in the last quarter of the fiscal 2002 versus fiscal 2001 and during the last half of fiscal 2001 compared to fiscal 2000, due to a general slow down in the economy and throughout the industry and the markets we serve.

      The current ratio at the end of fiscal 2002 was 1.9:1 as compared to 2.7:1 and 1.6:1 at the end of fiscal 2001 and 2000, respectively. The decrease in fiscal 2002 to fiscal 2001 is principally due to additions to property and equipment and payments on long-term debt with the $1 million increase in current maturities of long-term debt exceeding the $1.1 million generated by operating activities. Based on the modified bank covenants, amended December 13, 2002, and the retroactive repayment of $1 million of long-term debt, the current ratio at the end of fiscal 2002 would have been 1.6:1. The increase in fiscal 2001 over fiscal 2000 is mainly due to increased cash and cash equivalents and reduced outstanding revolving line of credit balances as a result of the $6,200 private placement of common stock completed in August 2001.

      We have a maximum of $3,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $4,456 capital expenditure term loan, subject to certain restrictions listed below, each of which expire in August 2004 (see Notes 6 and 7 under Notes to Consolidated Financial Statements). As of August 31, 2002, there were $1,589 and $2,075 of borrowings under the line of credit and capital expenditure term loan facility, respectively. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. The general economic slowdown in the hearing, RFID and other electronic contract manufacturing markets in which we operate have resulted in adverse operating results in fiscal 2002 and the first quarter of fiscal 2003. Due to these adverse operating results, we were not in compliance with the covenants at August 31, 2002 and November 30, 2002. On November 1, 2002 we amended the agreement with the financial institution, which waived the events of default at August 31, 2002 and on December 13, 2002 we amended the agreements to waive the defaults as of November 30, 2002. The December 13, 2002, amendment also reset the covenants for the remainder fiscal 2003. These revised bank covenants reduced the overall revolving line of credit from maximum amount of $5,000 to $3,000 and required the Company to prepay $1 million on December 13, 2002 of long-term debt relating to the financing of manufacturing equipment. We are currently in compliance with the new bank covenants and, based on current financial projections and new covenants, we believe that we will meet the bank covenants going forward and have classified the debt per the terms of the respective agreements.

      We have experienced substantial fluctuations in our annual and quarterly operating results and such fluctuations may continue in future periods. Adverse operating results could result in an event of default with our bank agreement for not meeting certain financial and other restrictive covenants, such as, tangible net worth, interest coverage ratio, debt service coverage ratio and year to date net loss. Failure to meet these covenants could require us to: immediately repay our outstanding balances; find a new lender, which may cause us to incur costs in connection with such new lending relationship; incur increased borrowing rates and amendment fees; incur additional restrictions on our ability to borrow additional funds. Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds or adversely affect future operating results.

      We have IDRBs outstanding totaling $1,735. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Victoria, Minnesota, and for production equipment purchases. In April of each year, these bonds require annual principal payments of $700. The Company has limited market risk with of the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and are limited to a maximum rate of 10%. The interest rate at August 31, 2002 and, 2001 was 1.44% and 2.11%, respectively. The bonds are collateralized by two irrevocable letters of credit and essentially all of our property and equipment. A commitment fee is paid annually to the bank at a rate of 4.25% of the letters of credit.

      At various times over the past two years we have not been in compliance with our bank covenants. We have successfully been able to obtain waivers and reset the covenants in the past. However, if we were not in compliance and could not obtain waivers or amendments, it would have severe negative impact our cash position and require us to seek alternative funding sources of which there can be no assurance as to their availability.

      Although we are in compliance with the bank covenants, the financial institution has put certain restrictions on our ability to borrow additional funds under the capital expenditure term loan facility. These restrictions require us to be profitable for four consecutive quarters prior to allowing additional borrowings under the capital expenditure term loan facility. As a result of these restrictions, we are currently not able to borrow additional funds under the capital expenditure term loan facility. We continue to work to increase sales and improve our operating results to meet this covenant and regain the ability to borrow additional funds under the capital expenditure loan facility.

      During fiscal 2003, the Company intends to expend approximately $900 for manufacturing equipment and minor facility improvements. These additions, if made, will increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months.

      We believe that existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for the Company to meet its short and long-term debt obligations and operating requirements.

      The Company’s contractual cash obligations at August 31, 2002 are summarized in the following table:

	2003	2004	Thereafter	Total

Long-term debt	$2,441	$1,095	$378	$3,914
Operating leases	488	402	603	1,493

Total contractual obligations	$2,929	$1,497	$981	$5,407

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

      The forward-looking statements included herein are based on current assumptions that we will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within our markets will not change materially or adversely, that we will continue to identify and satisfy customer needs for products and services, that we will be able to retain and hire key personnel, that our equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. We operate in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

      Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

      Liquidity and capital resources. As a result of fiscal 2002 operating losses and the downturn in the economy, which has adversely affected our sales trends, our current cash flows may not be sufficient to meet our liquidity needs. Our cash needs are further impacted by: (i) the lower sales volumes in fiscal year 2002, (ii) the volatility we continue to experience from our customers demand for the products we produce, (iii) our ability to maintain the credit facilities currently in place with our senior lender.

      At various times over the past two years we have not been in compliance with our bank covenants. We have successfully been able to obtain waivers and reset the covenants in the past. However, if we were not in compliance and could not obtain waivers or amendments, it would have severe negative impact our cash position and require us to seek alternative funding sources.

      Since February 2002, we have undertaken efforts to substantially reduce our cost structure as outlined above in “— Workforce Reductions” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In response to the continued depressed economy and evaluation of the related impact on our anticipated sales volumes, we implemented further cost saving initiatives in fiscal 2003.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

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

      Our customer base is highly concentrated and the loss of a key customer may reduce our operating results and financial condition. Our customer base is highly concentrated. In fiscal 2002, 2001 and 2000, our two largest customers, Siemens, Inc. and Sonic Innovations, Inc., in the aggregate accounted for 64%, 51% and 57%, respectively, of net sales. Each of these customers has multiple programs in production with us. Although we are reducing this concentration, we expect that sales to a relatively small number of original equipment manufacturers will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue, no one customer at 10% or greater revenue and no one program at 25% or greater.

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

      We may pursue future acquisitions and investments that may adversely affect our financial position or cause our earnings per share to decline. In the future we may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our business. Such acquisitions, though, involve certain risks:

•	We may not be able to negotiate or finance the acquisition successfully.

•	The integration of acquired businesses, products or technologies into our existing business may fail.

•	We may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets which could cause our earnings per share to decline.

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

      If we fail to comply with environmental laws and regulations we may be fined and prohibited from manufacturing products. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol that are used in very small quantities to manufacture our products. While we are currently in compliance with applicable regulations, if we fail to comply with these regulations substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

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

      We are dependent on a single industry and adverse trends in that industry may reduce our revenues. During the past several years, we have been significantly dependent on a single market. In fiscal 2002, 2001 and 2000, 76%, 61% and 63%, respectively of our net sales came from the hearing instrument and medical manufacturers. These industries are characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these industry trends to the extent that they reduce our revenues. In particular, if the hearing instrument manufacturers develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected.

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

      Fluctuations in the price and supply of components used to manufacture our products may reduce our profits. Substantially all of our manufacturing services are provided on a turnkey basis in which we, in addition to providing design, assembly and testing services, are responsible for the procurement of the components that are assembled by us for our customers. Although we attempt to minimize margin erosion as a result of component price increases, in certain circumstances we are required to bear some or all of the risk of such price fluctuations, which could adversely affect our profits. To date, we have generally been able to negotiate contracts that allow us to shift much of the impact of price fluctuations to the customer; however, there can be no assurance that we will be able to do so in all cases.

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

      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock. As of December 12, 2002, we had options outstanding to acquire 1,492,525 shares of our common stock, exercisable at prices ranging from $4.438 to $20.375 per share, with a weighted average exercise price of approximately $9.305 per share. During the terms of these options, the holders will have the opportunity to profit from either an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

      The market price of our common stock may be reduced by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 12, 2002, these shares consist of:

•	approximately 993,693 shares beneficially owned by our executive officers and directors of our outstanding common stock; and

•	approximately 1,540,025 shares issuable to option and warrant holders.

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

      Our Amended and Restated Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of common stock and 5,000,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Undesignated stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could affect the rights of the holders of our common stock and reduce the value of our common stock. The issuance of preferred stock could also prevent a potential takeover because the terms of any issued preferred stock may require the approval of the holders of the outstanding shares of preferred stock in order to consummate a merger, reorganization, and sale of substantially all of our assets or other extraordinary corporate transaction.

      Our Amended and Restated Articles of Incorporation provide for a classified Board of Directors with staggered, three-year terms. Our Amended and Restated Articles of Incorporation also require the affirmative vote of a supermajority (80%) of the voting power for the following matters:

•	To approve the merger or consolidation of HEI or any subsidiary with or into any person that directly or indirectly beneficially owns, or owned at any time in the preceding twelve months, five percent or more of the outstanding shares of our stock entitled to vote in elections of directors (a Related Person);

•	To authorize the sale of substantially all of our assets to a Related Person;

•	To authorize the issuance of any of our voting securities in exchange or payment for the securities or assets of any Related Person, if such authorization is otherwise required by law or any agreement;

•	To adopt any plan for the dissolution of HEI; or

•	To adopt any amendment, change or repeal of certain articles of the Amended and Restated Articles of Incorporation, including the articles that establish the authority of the Board of Directors, the supermajority voting requirements and the classified Board of Directors.

      These provisions may have the effect of deterring a potential takeover or delaying changes in control or our management.

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk (In thousands)

      We are exposed to certain market risks with our revolving line of credit, capital expenditure loans and, to a lesser extent, our IDRBs. At August 31, 2002, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,589, $2,075 and $1,735, respectively. Effective December 1, 2002 the revolving line of credit agreement bears interest, at the Company’s option, at 2.75% above the prime rate of interest or 5.25% above the LIBOR rate. The capital expenditure loans bears interest, at the Company’s option, at 3.00% above the prime rate of interest or 5.50% above the LIBOR rate. At August 31, 2002, the interest rates on the revolving commitment and capital expenditure loans were 5.50% and 5.75%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. At August 31, 2002, the interest rate on the IDRBs was 1.44%. Consequently, the Company is exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates at August 31, 2002. If market interest rates had increased by 1% on August 31, 2002, this would have resulted in an increase to interest expense of approximately $55 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

Item 8.     Financial Statements

      Our financial statements as of August 31, 2002 and 2001, and for each of the years is the three-year period ended August 31, 2002 together with the Independent Auditors’ Report are included in this Form 10-K on the pages indicated below.

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2002	2001

	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$2,372	$4,393
Restricted cash	1,000	—
Accounts receivable, net	3,533	4,617
Inventories	4,027	4,284
Other current assets	383	635

Total current assets	11,315	13,929

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	21,259	18,810
Accumulated depreciation	(14,439)	(11,714)

Net property and equipment	11,352	11,628

Other long-term assets	322	1,971

Total assets	$22,989	$27,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,589	$10
Current maturities of long-term debt	2,441	1,441
Accounts payable	1,815	1,912
Accrued employee related costs	655	839
Accrued liabilities	446	934

Total current liabilities	6,946	5,136

Long-term debt, less current maturities	1,473	3,972

Total liabilities	8,419	9,108

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 6,012 and 5,956 shares issued and outstanding	301	298
Paid-in capital	16,349	16,310
Retained earnings (accumulated deficit)	(814)	3,078
Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	14,570	18,420

Total liabilities and shareholders’ equity	$22,989	$27,528

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31

	2002	2001	2000

	(In thousands,
	except per share amounts)
Net sales	$28,532	$44,832	$42,799
Cost of sales	23,375	36,841	35,544

Gross profit	5,157	7,991	7,255

Operating expenses:
Selling, general and administrative	5,335	5,806	6,338
Research, development and engineering	2,516	2,433	1,764
Unusual charges	—	1,693	453

Operating loss	(2,694)	(1,941)	(1,300)

Loss on equity investment	—	(1,450)	(142)
Other income (expense), net	(106)	(732)	(85)

Loss before income taxes	(2,800)	(4,123)	(1,527)
Income tax expense (benefit)	1,092	(930)	(372)

Net Loss	($3,892)	($3,193)	($1,155)

Net (loss) per common share
Basic	($0.65)	($0.65)	($0.24)
Diluted	($0.65)	($0.65)	($0.24)

Weighted average common shares outstanding
Basic	5,992	4,881	4,726
Diluted	5,992	4,881	4,726

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common	Common		Retained
	Stock	Stock	Additional	Earnings
	Shares	Amount	Paid-In	(accumulated	Notes	Total
	Outstanding	Outstanding	Capital	deficit)	Receivable	Equity

	(In thousands)
Balance, August 31, 1999	4,701,965	$235	$7,905	$7,426	—	$15,566

Net Loss	—	—	—	(1,155)	—	(1,155)
Issuance of common shares under stock benefit plans and option plans	74,731	4	438	—	—	442
Tax benefit of nonqualified stock options	—	—	199	—	—	199
Stock-based compensation	—	—	64	—	—	64

Balance, August 31, 2000	4,776,696	239	8,606	6,271	—	15,116

Net Loss	—	—	—	(3,193)	—	(3,193)
Issuance of common shares under stock benefit plans and option plans	229,764	11	1,369	—	—	1,380
Non-cash CMED expenses	—	—	161	—	—	161
Notes receivable	—	—	—	—	(1,266)	(1,266)
Private equity placement	950,000	48	6,174	—	—	6,222

Balance, August 31, 2001	5,956,460	298	16,310	3,078	(1,266)	18,420

Net Loss	—	—	—	(3,892)	—	(3,892)
Tax valuation allowance adjustments	—	—	(233)	—	—	(233)
Issuance of common shares under stock benefit plans and option plans	55,296	3	272	—	—	275

Balance, August 31, 2002	6,011,756	$301	$16,349	$(814)	$(1,266)	$14,570

The accompanying notes are an integral part of the consolidated financial statements

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31

	2002	2001	2000

	(In thousands)
Cash flow from operating activities:
Net loss	($3,892)	($3,193)	($1,155)
Equity in net loss from MSC	—	1,417	110
Depreciation and amortization	2,909	2,862	2,407
Accounts receivable allowance	(186)	56	75
Deferred income tax expense (benefit)	1,609	(930)	(571)
Stock-based compensation and other	—	—	244
Non-cash expenses for CMED transaction	—	161	—
Loss on disposal of property and equipment and other	—	188	—
Changes in operating assets and liabilities:
Accounts receivable	1,270	3,909	(5,275)
Inventories	257	1,585	(3,623)
Income taxes	(166)	81	(14)
Other current assets	56	95	(66)
Accounts payable	(97)	(2,414)	2,697
Accrued employee related costs and accrued liabilities	(683)	113	(350)

Net cash flow provided by (used for) operating activities	1,077	3,930	(5,521)

Cash flow from investing activities:
Maturities of investments	—	—	3,744
Additions to property and equipment	(2,291)	(3,418)	(4,329)
Decrease (increase) in restricted cash	(1,000)	86	292
Additions to patents	(132)	(115)	—
Other long-term prepaid assets	—	(356)	—

Net cash flow used for investing activities	(3,423)	(3,803)	(293)

Cash flow from financing activities:
Issuance of common stock and other	275	6,336	506
Proceeds from long-term debt	—	1,762	1,665
Repayments of long-term debt	(1,499)	(1,350)	(821)
Increase in deferred financing fees	(30)	(33)	(38)
Net borrowings on (repayments of) revolving line of credit	1,579	(2,933)	2,943

Net cash flow provided by financing activities	325	3,782	4,255

Net increase (decrease) in cash and cash equivalents	(2,021)	3,909	(1,559)
Cash and cash equivalents, beginning of year	4,393	484	2,043

Cash and cash equivalents, end of year	$2,372	$4,393	$484

Supplemental disclosures of cash flow information:
Interest paid	$395	$466	$294
Income taxes paid (received)	(351)	(48)	279

The accompanying notes are an integral part of the consolidated financial statements

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

      HEI, Inc. and its subsidiaries (the Company) specialize in the design and manufacture of ultraminiature microelectronic devices and high technology products incorporating those devices. The Company also produces quality flex circuits and high performance laminate based substrates.

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation

      Business Combination. On March 3, 2000, HEI acquired Cross Technology, Inc. (Cross), a manufacturer and marketer of wireless Smart Cards and other ultra-miniature radio frequency (RF) applications. Under the terms of the agreement, 600,000 shares of HEI common stock were exchanged for all of the outstanding common stock of Cross. The transaction was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements include the results of operations, financial position and cash flows of Cross Technology, Inc.

      The following information presents certain statement of operations data of the separate companies for the periods preceding the acquisition:

Six Months Ended
March 4, 2000

(In thousands)
Revenues
HEI	$14,127
Cross Technology	3,359

Consolidated	17,486

Operating loss
HEI	(2,126)
Cross Technology	(11)

Consolidated	(2,137)

Net loss
HEI	(1,968)
Cross Technology	(7)

Consolidated	$(1,975)

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

      Restricted Cash. Pursuant to the Company’s amended loan agreement dated December 1, 2002, the Company is required to remit $1 million to the bank to pay down certain loan balances. This amount is reflected as restricted cash at August 31, 2002.

      Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The moving average cost method is used to value inventories. The majority of the inventory is

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased on behalf of the customer and any excess or obsolete inventory is generally the customers’ responsibility.

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

      Revenue Recognition. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue recognition” provides guidance on the application of GAAP to selected revenue recognition issues, and our revenue recognition policies are in compliance with SAB 101. We recognize revenue upon shipment of product to our customers when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In fiscal 2002, we began a consignment program with a significant customer, where revenue is recognized when the customer uses the inventory. Our sales terms to our customers provide no right of return outside of contractual warranty claims. Sales and payment terms and pricing extended to our customers are governed by the respective contract agreements, together with binding purchase orders for each transaction. Payment terms are 7 days for consignment program sales and 30 to 45 for other customers.

      Net Loss Per Common Share. Basic earnings loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, options are dilutive and are thus excluded from the calculation.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Financial Instruments. The fair value of cash equivalents, accounts receivable and payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of the Company’s borrowings outstanding approximate their carrying values based upon current market rates of interest.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The effect of adopting SFAS 141, 142 and 146 in fiscal 2003 is not expected to have an impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt the provisions of SFAS No. 146 for exit and disposal activities occurring January 1, 2003 and thereafter.

Note 2

Liquidity

      The Company incurred net losses of $3,892, $3,193 and $1,155 for the years ended August 31, 2002, 2001 and 2000, respectively. The events of September 11, 2001 and the continued sluggish economy in all of our markets during the first fiscal quarter of 2002 resulted in our reporting the lowest revenue in nine quarters. In order to size our cost structure with anticipated revenue we reduced our employee base by 13 persons at the end of the second quarter of fiscal year 2002. Even though our revenue continued to increase in the third quarter, we continued our efforts to reduce cost by eliminating an additional 21 employees. In the fourth quarter of fiscal 2002, sales declined and an additional 12 positions were eliminated. In 2002 we eliminated a total of 46 positions (30 direct labor, 5 manufacturing, 6 engineering and 5 administrative positions). The amount of savings ($904) from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost. Annualized wages and salaries for the 46 positions that were eliminated are $1,596.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost savings for the year ended August 31, 2002 are summarized as follows:

Year Ended
August 31, 2002
(In thousands)
Direct Labor	$649
Manufacturing	$77
Selling, General and Administrative	$78
Research and Development	$100

      The Company has paid an aggregate of $39 related to severance through August 31, 2002. Substantially all of the severance charges were paid in the same period the charges were recorded.

      We have continued staff reductions during the first and second quarter of fiscal 2003. A total of 52 positions have been eliminated in fiscal 2003 (32 direct labor, ($853), 9 manufacturing ($428), 5 engineering ($272), and 6 administrative positions ($451). Annualized wages and salaries for the 52 positions that were eliminated are $2,004.

      We have a maximum of $3,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $4,456 capital expenditure term loan, subject to certain restrictions listed below, each of which both expire in August 2004 (see Notes 6 and 7). As of August 31, 2002, there were $1,589 and $2,075 of borrowings under the line of credit and capital expenditure term loan facility, respectively. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, annual loss limitations and the ability to declare or pay dividends. The general economic slowdown in the hearing, RFID and other electronic contract manufacturing markets in which we operate have resulted in adverse operating results in fiscal 2002 and first quarter of fiscal 2003. Due to these adverse operating results, we were not in compliance with the covenants at August 31, 2002 and November 30, 2002. On November 1, 2002 we amended the agreement with the financial institution, which waived the events of default at August 31, 2002 and on December 13, 2002 we amended the agreements to waive the anticipated defaults as of November 30, 2002. The December 13, 2002, amendment also reset the covenants for the remainder fiscal 2003. These revised bank covenants reduced the overall revolving line of credit from maximum amount of $5,000 to $3,000 and required the Company to prepay $1 million of long-term debt relating to the financing of manufacturing equipment.

      We are currently in compliance with the bank covenants and, based on current financial projections and new covenants, we believe that we will meet the bank covenants going forward and have classified the debt per the terms of the respective agreements. We have experienced substantial fluctuations in our annual and quarterly operating results and such fluctuations may continue in future periods. Adverse operating results could result in an event of default with our bank agreement for not meeting certain financial and other restrictive covenants, such as, tangible net worth, interest coverage ratio, debt service coverage ratio and year to date net loss. Failure to meet these covenants could require us to: immediately repay our outstanding balances; find a new lender, which may cause us to incur costs in connection with such new lending relationship; incur increased borrowing rates and amendment fees; incur additional restrictions on our ability to borrow additional funds. Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds or adversely affect future operating results.

      If we continue to experience downturns in revenues we will take necessary steps to reduce cost to better match our cost structure with anticipated revenues. If we are not able to meet our debt covenants, there is no assurance that the bank will waive events of default.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3

Major Customers, Concentration of Credit Risk and Geographic Data

      Major customers, each of which accounted for more than 10% of the Company’s net sales for the years ended August 31, were as follows:

	2002	2001	2000

Customer A	32%	26%	15%
Customer B	32%	25%	42%
Customer C	—	10%	—
Customer D	—	—	11%

      The Company generally sells its products to original equipment manufacturers in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral from its customers. The Company’s continued sales to these customers are often dependent upon the continuance of the customers’ product programs. The Company’s ten largest customers accounted for approximately 88%, 82% and 89% of net sales in fiscal years 2002, 2001 and 2000, respectively, and approximately 80% and 69% of accounts receivable at August 31, 2002 and 2001, respectively.

      The Company had net sales of $9,062, $11,209 and $17,687 that were shipped to Singapore in fiscal 2002, 2001 and 2000, respectively. Total net export sales were $11,475, $14,711, and $20,026 in fiscal 2002, 2001 and 2000, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their offshore assembly facilities.

Note 4

Other Financial Statement Data

      The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2002 and 2001:

	2002	2001

	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$3,618	$4,888
Less: allowance for doubtful accounts	(85)	(271)

	$3,533	$4,617

Inventories:
Purchased parts	$2,475	$3,209
Work in process	597	387
Finished goods	955	688

	$4,027	$4,284

Other current assets:
Deferred tax assets	$0	$429
Other current assets	383	206

	$383	$635

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

	(In thousands)
Other long-term assets:
Deferred tax assets	$0	$1,413
Other non-current assets	322	558

	$322	$1,971

Note 5

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

      During fiscal 2000, unusual charges consist of $453 of costs related to the acquisition of Cross Technology in March 2000. The acquisition costs primarily consist of fees for investment banker, legal and accounting.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6

Long-Term Debt

      Long-term debt consists of the following:

	2002	2001

	(Dollars in
	thousands)
Industrial Development Revenue Bonds payable on a yearly basis with principal installments from $95 to $605 through April 2011 and variable interest ranging from 1.18% to 2.31% during fiscal year 2002.	$1,735	$2,435
Commercial loan payable in fixed monthly installments of $5 at 8.19% interest maturing May 2004; secured with certain machinery and equipment	104	154
Capital expenditure notes payable on a monthly basis with principal installments of $58 and interest due monthly at the prime rate plus 1% (5.75% at August 31, 2002); secured by machinery and equipment and cross collateralized with revolving line of credit and letter of credit facilities	1,075	2,824

Total	3,914	5,413
Less current maturities	2,441	1,441

Total long-term debt	$1,473	$3,972

      Principal maturities of long-term debt at August 31, 2002, as adjusted for the December 13, 2002 amended loan agreement, are as follows (in thousands):

Years ending August 31,
2003	$2,441
2004	788
2005	115
2006	95
Thereafter	475

$3,914

      The Company’s capital expenditure notes, revolving line of credit and letters of credit are subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. The Company was not in compliance with the tangible net worth, interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2002. The Company was also not in compliance with the tangible net worth, and year to date net loss covenants at November 30, 2002. The Company has amended the agreement with the financial institution, on November 1, 2002 and on December 13, 2002, to waive the August 31, 2002 and November 30, 2002 defaults, respectively. The December 13, 2002, amendment also reset the covenants for the remainder fiscal 2003. These revised bank covenants reduced the overall revolving line of credit (note 7) from maximum amount of $5,000 to $3,000, increased the interest rate by 1% and required the Company to prepay $1 million of long-term debt relating to the financing of manufacturing equipment. Based on current projections, the Company believes that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

      We have IDRBs outstanding totaling $1,735. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the Company’s manufacturing facility in Victoria, Minnesota, and for production equipment purchases. In April of each year, these bonds require annual

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal payments of $700. The Company has limited market risk with of the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and are limited to a maximum rate of 10%. The interest rate at August 31, 2002 and, 2001 was 1.44% and 2.11%, respectively. Two irrevocable letters of credit and essentially all of the Company’s property and equipment collateralize the bonds. A commitment fee is paid annually to the bank at a rate of 4.25% of the amount of the letters of credit.

      The Company also has an agreement with a financial institution for capital expenditure loans. According to the terms of the loan, the Company will receive up to $4,456 reimbursement for capital equipment expenditures. At August 31, 2002, $2,075 was outstanding under the capital expenditure term loan and unused availability under the loan was $1,000. Based on the terms of the agreement, the Company is currently unable to obtain additional advances under the loan until certain financial covenants are met. Therefore until the covenants are satisfied the Company must fund future capital expenditures from its cash balances or obtain other finance sources. The capital expenditure loan is due and payable in monthly installments or August 2004 or later, contingent on the renewal of the bank agreement. If the Company fails to meet the bank covenants and are not able to obtain a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur additional costs, including higher interest costs, in connection with such new lending relationship.

Note 7

Short-Term Bank Borrowings

      Effective with the December 13, 2002 amendment, the Company has a revolving commitment with a financial institution for total borrowings of the lesser of $3,000 or the borrowing base, as defined in the agreement, with interest effective December 1, 2002, based on the Company’s option, at 2.75% above the prime rate of interest or 5.25% above the LIBOR rate. At August 31, 2002 and 2001, the interest rate was 5.50% and 7.50%, respectively, and balance outstanding on the revolving commitment was $1,589 and $10, respectively. The agreement requires the Company to maintain certain covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, annual loss limitations and the ability to declare or pay dividends. The Company was not in compliance with the tangible net worth, interest coverage ratio, debt service coverage ratio and year to date net loss covenants at August 31, 2002. The Company was also not in compliance with the tangible net worth, and year to date net loss covenants at November 30, 2002. The Company has amended the agreement with the financial institution, which waives the events of default at August 31, 2002 and November 30, 2002 and amends the covenants for fiscal 2003. Based on current projections, the Company believes that it will meet the bank covenants going forward and has classified the debt per the terms of the respective agreements.

Note 8

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

      During the fourth quarter of fiscal 2001, certain material adverse changes occurred in MSC’s business, including a weakening of the economy and demand for MSC’s products. The Company wrote-off the remaining value of the investment in MSC and the related license agreement. Circuit Components Inc,

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(CCI), the majority stockholder in MSC ultimately exercised its call options for the company’s 28% interest in MSC under the stock purchase agreement between the Company and CCI. This call provided the Company with a $750 five-year interest-bearing note, payable in quarterly installments. This note is secured by 900 shares of MSC, which is released to CCI prorata as the Company receives payments. The Company has fully reserved the $750 note therefore the payments on the note are being recognized as other income when the principal and interest payments are received. The Company adopted a cash basis of accounting for the loan due to the unsecured nature of the note and the inability to obtain CCI financial data. For the year ended August 31, 2002 the Company recognized $75 in other income and $17 in interest income related to payments under this note.

      For the years ended August 31, 2001 and 2000 the Company’s losses associated with MSC were $1,450 and $142, respectively, and are included in Loss on equity investment on the Statement of Operations.

Note 9

Income Taxes

      Income tax expense (benefit) for the years ended August 31 consisted of the following:

	2002	2001	2000

	(In thousands)
Current:
Federal	$(459)	$—	$—
State	(58)	—	—
Deferred	1,609	(930)	(372)

Income tax expense (benefit)	$1,092	$(930)	$(372)

      Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	2002	2001	2000

Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
State income tax rate (net of federal tax effect)	6.2	(1.2)	(1.9)
Non-deductible acquisition costs	—	—	10.1
Permanent differences	3.3	—	—
Reversal of reserve for contingencies	(14.0)	—	—
Change in federal valuation allowance	77.5	—	—
Write-off of equity investment	—	11.0	—
Other	—	1.6	1.4

Effective tax rate	39.0%	(22.6)%	(24.4)%

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred tax assets (short-term):
Receivables	$33	$99
Inventories	219	200
Accrued liabilities	197	130
Other	18	—

	467	429

Deferred tax assets (long-term):
Net operating loss carry-forward	3,364	1,984
Capital loss carry-forward	510	510
AMT credit carry-forward	—	83
Other	18	10

Gross deferred tax assets (long-term)	3,892	2,587

Less: Deferred tax assets valuation allowance	(3,420)	(510)
Net deferred tax assets (long-term)	472	2,077

Deferred tax liabilities (long-term):
Property and equipment	(851)	(664)
Patents	(88)	—

Net deferred tax asset	$0	$1,842

      At August 31, 2002, the Company has net operating loss carryforwards of $8,270 for federal income tax purposes and $5,960 for state income tax purposes that may be offset against future taxable income beginning 2012 though 2022. A deferred tax asset of $3,364 has been recognized for the carryforwards. However, no tax benefit has been reported in the 2002 financial statements because of the change in assumptions in the realization of this benefit in accordance with Financial Accounting Standards no. 109. In reaching this conclusion, the Company considered its historical operating losses, particularly during the fourth quarter of fiscal 2002, and the limited visibility to forecast future taxable income. Accordingly a $3,131 tax benefit of the loss carryforwards has been offset by a $3,131 valuation allowance. The remaining portion of this deferred tax asset relates to the tax benefit of stock options of $233, which has also been offset by a $233 valuation allowance. Any future benefit resulting from the reversal of the valuation allowance related to the exercise of stock options will result in an increase in contributed capital. Management will continue to assess the amount of tax benefit it will realize from using these carryforwards.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10

Stock Benefit Plans

      1998 Plan. Under the Company’s 1998 Stock Option Plan (the 1998 Plan), a maximum of 1,300,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2002, the number of shares available for grant was 34,025.

      1989 Plan. Under the Company’s 1989 Omnibus Stock Compensation Plan (the 1989 Plan), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options, stock purchase rights and other stock-based awards. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. Generally, the exercise price for options granted is equal to the closing market price of the common stock on the date of the grant.

      Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During fiscal 2002, 2001 and 2000, 20,271, 1,639, and 14,431 shares at prices of $5.12, $7.97, and $4.59, respectively, were purchased under the 1989 Plan in connection with the employee stock purchase plan. At August 31, 2002, the number of shares available for grant was 69,951.

      Directors’ Plan. During fiscal year 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors. This plan replaced and superceded the Company’s prior Stock Option Plan for Non-employee Directors. Under the new directors’ plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective on the day of the annual shareholders’ meeting upon adjournment at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares, in the aggregate, were granted to the three non-employee directors at $5.95, $13.875 and $10.75 in fiscal 2002, 2001 and 2000, respectively. At August 31, 2002, 190,000 shares remain outstanding and 60,000 shares are available for grant.

      Change of Control. Under the terms and conditions of the Company’s 1989 Plan and the Directors’ Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a liquidation of all unexercised stock options.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary of Activity. The following is a summary of all activity involving options:

		Weighted Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 1999	611,300	$5.602

Granted	481,000	10.886
Exercised	(60,300)	6.049
Cancelled	(39,100)	7.949

Balance, August 31, 2000	992,900	8.042

Granted	421,050	13.881
Exercised	(228,125)	5.995
Cancelled	(80,099)	10.316

Balance, August 31, 2001	1,105,726	10.523

Granted	508,200	6.234
Exercised	(35,025)	4.894
Cancelled	(86,376)	4.135

Balance, August 31, 2002	1,492,525	$9.305

      The following table summarizes information about stock options outstanding as of August 31, 2002:

	Options outstanding			Options exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$4.438-5.99.	530,425	$5.77	8.0	192,751	$5.59
$6.00-9.99.	257,350	7.26	8.9	20,938	6.74
$10.00-11.99.	273,750	10.75	7.4	141,563	10.75
$12.00-14.99.	413,000	13.74	8.2	76,500	13.52
$15.00-20.375.	18,000	18.80	8.0	2,250	18.80

	1,492,525	$9.31	8.1	434,002	$8.79

      Stock Warrants. In August 2001, the Board of Directors authorized the Company to issue up to 100,000 Common Stock Purchase Warrants (Warrants). In August 2001, the Company issued 47,500 Warrants in connection with a financing transaction. The Warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expire five-years from date of grant.

      Accounting for Stock-based Compensation. Had the Company used the fair-value-based method of accounting for its stock option plans beginning in fiscal year 1997 and charged compensation cost against income over the vesting period, net loss for fiscal years 2002, 2001, and 2000 would have been changed to the following pro forma amounts:

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net loss	$(5,954)	$(4,566)	$(1,899)
Net loss per share, diluted	$(0.99)	$(0.94)	$(0.46)

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average grant-date fair value of options granted during fiscal 2002, 2001, and 2000 was $5.82, $4.29 and $4.48, respectively. The weighted average grant-date fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2002	2001	2000

Risk-free interest rates	3.97% to 4.93%	4.6% to 5.9%	6.00% to 6.70%
Expected life	0.5 to 5 years	0.5 to 5 years	0.5 to 8 years
Expected volatility	185%	182%	62%
Expected dividends	None	None	None

Note 11

     Employee Benefit Plans

      The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During fiscal years 2002, 2001, and 2000, the Company contributed $45, $119 and $130, respectively, to the plan.

      The Company had a defined benefit cash balance pension plan, which was available to all eligible employees of Cross Technology, Inc. prior to the acquisition by the Company. Plan benefits were based upon the employees’ years of service and compensation. In fiscal 2000, the Company made the decision to terminate the plan. Termination, settlement and curtailment costs of $60 were recorded during the year ended August 31, 2000. The Company terminated the plan on December 31, 2000 and distributed all funds to the participants during fiscal year 2001.

(In thousands)
Benefit obligation at August 31, 2000.	$871

Fair value of plan assets at August 31, 2000.	$884

Funded status at August 31, 2000:
Unrecognized actuarial gain	$(93)
Unrecognized prior service cost	—
Additional liability	—

Net amount recognized	$(93)

Amounts recognized in the statement of financial position at August 31, 2000 consist of:
Accrued benefit liability	$80

Weighted-average assumptions as of August 31, 2000:
Discount rate	7.5%
Expected return on plan assets	7.5%
Rate of compensation increase	—

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Components of net periodic benefit cost for the year ended August 31, 2000:
Service cost	$138
Interest cost	51
Expected return on plan assets	(53)
Amortization of prior service costs	6
Termination, settlement and curtailment costs	60

Total benefit cost	$202

Note 12

     Notes Receivable

      During April 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended on July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at prime +1/2 per annum and have a term of five years with interest only payments to be made annually (November 2, 2002 and April 2, 2003) for the first (2) years and annual installments shall be made thereafter. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of August 31, 2002 the interest due the Company on these notes was $104 and is payable November 2, 2002.

Note 13

     Commitments

      Future commitments under non-cancelable operating leases, primarily for manufacturing equipment and facilities, are approximately, $488 in 2003, $402 in 2004, $350 in 2005, and $253 in 2006 and beyond. Total expense under non-cancelable operating leases was approximately $649 in 2002, $696 in 2001, and $533 in 2000.

Note 14

     Net Loss Per Share Computation

      The components of net loss per basic and diluted share are as follows:

	2002	2001	2000

	(In thousands,
	except per share amounts)
Basic:
Net loss	$(3,892)	$(3,193)	$(1,155)
Net loss per share	$(0.65)	$(0.65)	$(0.24)
Weighted average number of common shares outstanding	5,922	4,881	4,726

Diluted:
Net loss	$(3,892)	$(3,193)	$(1,155)
Loss per share	$(0.65)	$(0.65)	$(0.24)
Weighted average number of common shares outstanding	5,992	4,881	4,726
Assumed conversion of stock options	—	—	—

Weighted average common and assumed conversion shares	5,992	4,881	4,726

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately 1,540,000, 1,156,000, and 993,000 stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for fiscal 2002, 2001 and 2000, respectively.

Note 15

     Private Placement of Common Stock

      On August 29, 2001, the Company completed a $6,700 private placement of its common stock. HEI sold 950,000 shares of common stock at $7.00 per share. The Company received net proceeds of approximately $6,200.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and the Board of Directors of HEI, Inc.:

      We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Minneapolis, Minnesota

October 3, 2002, except as to notes 1, 2, 6 and 7
which are as of December 13, 2002

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and the Board of Directors

HEI, Inc.:

      Under date of October 3, 2002, except as to notes 1, 2, 6 and 7 which are as of December 13, 2002, we reported on the consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2002, as contained in the annual report on Form 10-K for the fiscal year ended August 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Minneapolis, Minnesota

October 3, 2002, except as to notes 1, 2, 6 and 7
which are as of December 13, 2002

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

Summary of Quarterly Operating Results

Fiscal Year 2002	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$6,126	$7,799	$8,500	$6,108
Gross profit	385	1,539	2,154	1,075
Operating income (loss)	(1,637)	(412)	206	(850)
Net income (loss)	(1,094)	(310)	115	(2,602)

Net income (loss) per share
Basic	$(0.18)	$(0.05)	$0.02	$(0.43)
Diluted	$(0.18)	$(0.05)	$0.02	$(0.43)

Fiscal Year 2001	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$13,724	$12,881	$10,331	$7,896
Gross profit	2,554	2,472	1,668	1,297
Unusual charges	—	1,268	425	—
Operating income (loss)	488	(957)	(887)	(585)
Net income (loss)	82	(765)	(652)	(1,858)

Net income (loss) per share
Basic	$0.02	$(0.16)	$(0.13)	$(0.37)
Diluted	$0.02	$(0.16)	$(0.13)	$(0.37)

NOTE:

The summation of quarterly net income (loss) per share does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding executive officers required by this Item 10 is set forth in Part I of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The other information required by this Item 10 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on January 16, 2003, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on January 16, 2003 to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of August 31, 2002. Share amounts are in thousands.

Equity Compensation Plan Information

Number of Shares
		Weighted-	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
Plan Category	and Rights	Rights	First Column)

Equity Compensation Plans Approved By Shareholders	1,540	$9.266	217
Equity Compensation Plans Not Approved By Shareholders	N/A	N/A	N/A
Total	1,540	$9.266	217

      The other information required by this Item 12 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on January 16, 2003, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on January 16, 2003, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14.	Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure and controls procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements — see Part II

(2) Schedule II — Valuation and Qualifying Accounts — See Part II

      (b) Reports on Form 8-K: On June 20, 2002, HEI filed a Form 8-K reporting under Item 5-Other Events its financial results for the quarter ended June 1, 2002.

      (c) Exhibits:

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 6
3.1	—	Amended and Restated Articles of Incorporation	Note 1
3.2	—	Amended and Restated Bylaws	Note 1
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.1b	—	First Amendment to Credit Agreement	Note 7
10.1c	—	Second Amendment to Loan Security Agreement	Note 7
10.1d	—	Third Amendment to Loan Security Agreement	Note 7
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.2b	—	Amended and Restated Capital Expenditure Note	Note 7
10.2c	—	Amended and Restated Capital Expenditure Note	Note 7
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 7
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7b	—	Amended and Restated Revolving Note	Note 7
10.8	—	Form of Indemnification Agreement between HEI and officers and directors	Note 3
*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date	Note 4
†*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date
*10.11	—	1998 Stock Option Plan adopted November 18, 1998	Note 5
*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998	Note 5

*10.14	—	Agreement regarding Employment/Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 8
*10.15	—	Stock purchase agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001.	Note 8
†10.16	—	Sample Promissory Note Used by Certain Officers and Directors In Connection with the Exercise of Stock Options.
†21	—	Subsidiaries of the Registrant
†23	—	Consent of KPMG LLP.
†99.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the proxy statement for the 2001 annual meeting of shareholders, filled on January 23, 2002.

(2)	Filed as an exhibit to this Form 10-KSB for the fiscal year ended August 31, 2000.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to our report on Form 8-K, filed on March 21, 2000.

(7)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(8)	Filed as an exhibit to our report on Form 8-K, filed September 4, 2001.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.

SCHEDULE II

Valuation and qualifying accounts

	Balance at	Additions Charged
	Beginning	to Costs and	Deductions from	Balance at
	of Period	Expenses	Reserve (1)	End of Period

		(In thousands of dollars)
Allowance for doubtful accounts:
Year ended August 31, 2002	$271	$6	$192	$85
Year ended August 31, 2001	215	1,268	1,212	271
Year ended August 31, 2000	140	75	—	215

(1)	Represents charge-off of accounts receivable balances.

SIGNATURES

      In accordance with Section 13 or 15(c) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: December 16, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	December 16, 2002

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	December 16, 2002

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	December 16, 2002

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	December 16, 2002

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	December 16, 2002

CERTIFICATIONS

I, Anthony J. Fant, certify that:

1.	I have reviewed this annual report on Form 10-K of HEI, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: December 16, 2002

I, Steve E. Tondera, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of HEI, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVE E. TONDERA, JR.

Steve E. Tondera, Jr.
Chief Financial Officer, Treasurer,
Vice President Finance and Secretary

Date: December 16, 2002

Exhibit Index

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 6
3.1	—	Amended and Restated Articles of Incorporation	Note 1
3.2	—	Amended and Restated Bylaws	Note 1
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.1b	—	First Amendment to Credit Agreement	Note 7
10.1c	—	Second Amendment to Loan Security Agreement	Note 7
10.1d	—	Third Amendment to Loan Security Agreement	Note 7
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.2b	—	Amended and Restated Capital Expenditure Note	Note 7
10.2c	—	Amended and Restated Capital Expenditure Note	Note 7
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 7
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7b	—	Amended and Restated Revolving Note	Note 7
10.8	—	Form of Indemnification Agreement between HEI and officers and directors	Note 3
*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date	Note 4
†*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date
*10.11	—	1998 Stock Option Plan adopted November 18, 1998	Note 5
*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998	Note 5
*10.14	—	Agreement regarding Employment/Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 8
*10.15	—	Stock purchase agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001.	Note 8
†10.16	—	Sample Promissory Note Used by Certain Officers and Directors In Connection with the Exercise of Stock Options.
†21	—	Subsidiaries of the Registrant
†23	—	Consent of KPMG LLP.
†99.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the proxy statement for the 2001 annual meeting of shareholders, filled on January 23, 2002.

(2)	Filed as an exhibit to this Form 10-KSB for the fiscal year ended August 31, 2000.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to our report on Form 8-K, filed on March 21, 2000.

(7)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(8)	Filed as an exhibit to our report on Form 8-K, filed September 4, 2001.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.