Form 10-K/A
period 2002-08-31
HEI INC
filed 2002-12-20
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE:

          This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to HEI, Inc.’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 16, 2002 (the “Form 10-K”) for the following purposes:

•	to correct a typographical error set forth in the sixth full paragraph under the heading “Financial Condition” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•	to correct a typographical error in Note 6 to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements,” and

•	to correct errors in Note 10 to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements,” that resulted from an error in the Black Scholes formula worksheet used in deriving the underlying detail.

         This amendment does not otherwise update the disclosures set forth in these items as originally filed in the Form 10-K and does not otherwise reflect events occurring after the original filing of the Form 10-K.

HEI, Inc.

Form 10-K/A

		Page No.
Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8.	Financial Statements	17

Part III
Item 15.	Exhibits, Consolidated Financial Statements and Reports on Form 8-K	40
Signatures	42

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (in thousands of dollars)

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

      The current ratio at the end of fiscal 2002 was 1.9:1 as compared to 2.7:1 and 1.6:1 at the end of fiscal 2001 and 2000, respectively. The decrease in fiscal 2002 to fiscal 2001 is principally due to additions to property and equipment and payments on long-term debt with the $1 million increase in current maturities of long-term debt exceeding the $1.1 million generated by operating activities. Based on the modified bank covenants, amended December 13, 2002, and the retroactive repayment of $1 million of long-term debt, the current ratio at the end of fiscal 2002 would have been 1.7:1. The increase in fiscal 2001 over fiscal 2000 is mainly due to increased cash and cash equivalents and reduced outstanding revolving line of credit balances as a result of the $6,200 private placement of common stock completed in August 2001.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6

Long-Term Debt

      Long-term debt consists of the following:

	2002	2001

	(Dollars in
	thousands)
Industrial Development Revenue Bonds payable on a yearly basis with principal installments from $95 to $605 through April 2011 and variable interest ranging from 1.18% to 2.31% during fiscal year 2002.	$1,735	$2,435
Commercial loan payable in fixed monthly installments of $5 at 8.19% interest maturing May 2004; secured with certain machinery and equipment	104	154
Capital expenditure notes payable on a monthly basis with principal installments of $58 and interest due monthly at the prime rate plus 1% (5.75% at August 31, 2002); secured by machinery and equipment and cross collateralized with revolving line of credit and letter of credit facilities	2,075	2,824

Total	3,914	5,413
Less current maturities	2,441	1,441

Total long-term debt	$1,473	$3,972

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary of Activity. The following is a summary of all activity involving options:

		Weighted Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 1999	611,300	$5.602

Granted	495,431	10.726
Exercised	(74,731)	5.924
Cancelled	(39,100)	7.949

Balance, August 31, 2000	992,900	8.042

Granted	422,689	13.858
Exercised	(229,764)	6.009
Cancelled	(80,099)	10.316

Balance, August 31, 2001	1,105,726	10.523

Granted	528,471	6.529
Exercised	(55,296)	4.977
Cancelled	(86,376)	10.446

Balance, August 31, 2002	1,492,525	$9.305

      The following table summarizes information about stock options outstanding as of August 31, 2002:

	Options outstanding			Options exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$4.438-5.99.	530,425	$5.77	8.0	192,751	$5.59
$6.00-9.99.	257,350	7.26	8.9	20,938	6.74
$10.00-11.99.	273,750	10.75	7.4	141,563	10.75
$12.00-14.99.	413,000	13.74	8.2	76,500	13.52
$15.00-20.375.	18,000	18.80	8.0	2,250	18.80

	1,492,525	$9.31	8.1	434,002	$8.79

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

      Accounting for Stock-based Compensation. Had the Company used the fair-value-based method of accounting for its stock option plans beginning in fiscal year 1997 and charged compensation cost against income over the vesting period, net loss for fiscal years 2002, 2001, and 2000 would have been changed to the following pro forma amounts:

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net loss	$(5,769)	$(4,566)	$(1,909)
Net loss per share, diluted	$(0.96)	$(0.94)	$(0.40)

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average grant-date fair value of options granted during fiscal 2002, 2001, and 2000 was $5.64, $13.30 and $5.53, respectively. The weighted average grant-date fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

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

Part III

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

      (c) Exhibits:

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 6
3.1	—	Amended and Restated Articles of Incorporation	Note 1
3.2	—	Amended and Restated Bylaws	Note 1
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.1b	—	First Amendment to Credit Agreement	Note 7
10.1c	—	Second Amendment to Loan Security Agreement	Note 7
10.1d	—	Third Amendment to Loan Security Agreement	Note 7
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.2b	—	Amended and Restated Capital Expenditure Note	Note 7
10.2c	—	Amended and Restated Capital Expenditure Note	Note 7
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 7
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7b	—	Amended and Restated Revolving Note	Note 7
10.8	—	Form of Indemnification Agreement between HEI and officers and directors	Note 3
*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date	Note 4
*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date	Note 9
*10.11	—	1998 Stock Option Plan adopted November 18, 1998	Note 5
*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998	Note 5
*10.14	—	Agreement regarding Employment/Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 8
*10.15	—	Stock purchase agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001.	Note 8
10.16	—	Sample Promissory Note Used by Certain Officers and Directors In Connection with the Exercise of Stock Options.	Note 9
21	—	Subsidiaries of the Registrant	Note 9

†23	—	Consent of KPMG LLP.
†99.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the proxy statement for the 2001 annual meeting of shareholders, filled on January 23, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to our report on Form 8-K, filed on March 21, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to our report on Form 8-K, filed September 4, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.

SIGNATURES

      In accordance with Section 13 or 15(c) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: December 20, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	December 20, 2002

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	December 20, 2002

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	December 20, 2002

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	December 20, 2002

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	December 20, 2002

CERTIFICATIONS

I, Anthony J. Fant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of HEI, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ ANTHONY J. FANT

Anthony J. Fant
Chairman and Chief Executive Officer

Date: December 20, 2002

I, Steve E. Tondera, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of HEI, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ STEVE E. TONDERA, JR.

Steve E. Tondera, Jr.
Chief Financial Officer, Treasurer,
Vice President Finance and Secretary

Date: December 20, 2002

Exhibit Index

2.1	—	Cross Technology, Inc., Agreement and Plan of Reorganization	Note 6
3.1	—	Amended and Restated Articles of Incorporation	Note 1
3.2	—	Amended and Restated Bylaws	Note 1
10.1a	—	Loan and Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.1b	—	First Amendment to Credit Agreement	Note 7
10.1c	—	Second Amendment to Loan Security Agreement	Note 7
10.1d	—	Third Amendment to Loan Security Agreement	Note 7
10.2a	—	Capital Expenditure Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.2b	—	Amended and Restated Capital Expenditure Note	Note 7
10.2c	—	Amended and Restated Capital Expenditure Note	Note 7
10.3	—	Reimbursement Agreement by and between HEI, Inc. and LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.4	—	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by HEI, Inc. as Mortgagor to LaSalle Bank, N.A. as Mortgagee dated July 31, 2000	Note 2
10.5a	—	Patent, Trademark and License Mortgage by HEI, Inc. in favor of LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.5b	—	Amendment No. 1 to Patent Trademark and License Agreement	Note 7
10.6	—	Security Agreement with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7a	—	Revolving Note with LaSalle Bank, N.A. dated July 31, 2000	Note 2
10.7b	—	Amended and Restated Revolving Note	Note 7
10.8	—	Form of Indemnification Agreement between HEI and officers and directors	Note 3
*10.9	—	HEI 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date	Note 4
†*10.10	—	1991 Stock Option Plan for Non-employee Directors, as amended to date
*10.11	—	1998 Stock Option Plan adopted November 18, 1998	Note 5
*10.12	—	1998 Stock Option Plan for Non-employee Directors adopted November 18, 1998	Note 5
*10.14	—	Agreement regarding Employment/Compensation upon change in control with Mr. Courtney, dated November 20, 1998.	Note 8
*10.15	—	Stock purchase agreement by and among HEI, Inc. and the Investors listed on Exhibit A thereto, including exhibits, dated August 29, 2001.	Note 8
10.16	—	Sample Promissory Note Used by Certain Officers and Directors In Connection with the Exercise of Stock Options.	Note 9
21	—	Subsidiaries of the Registrant	Note 9
†23	—	Consent of KPMG LLP.
†99.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the proxy statement for the 2001 annual meeting of shareholders, filled on January 23, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Registration Statement on Form S-2 (SEC No. 33-37285) filed October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-KSB for the year ended August 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to our report on Form 8-K, filed on March 21, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to our report on Form 8-K, filed September 4, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

† Filed herewith.