Form 10-K/A
period 2002-08-31
HEI INC
filed 2003-01-07
CIK 351298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 5, 2003, (the “Proxy Statement”), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, on December 30, 2002, and as amended on January 3, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE:

          This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to HEI, Inc.’s Annual Report on Form 10-K filed with the SEC on December 16, 2002 (the “Form 10-K”) for the following purposes:

•	to consolidate the Form 10-K and Amendment No. 1 to the Form 10-K, filed with the SEC on December 20, 2002, so that the Company may provide this Amendment No. 2 to the Form 10-K to its shareholders together with the Proxy Statement in lieu of an Annual Report, and

•	to update certain information relating to HEI, Inc.’s Annual Meeting of Shareholders.

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

      Information regarding executive officers required by this Item 10 is set forth in Part I of this Annual Report on Form 10-K/A (Amendment No. 2) pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The other information required by this Item 10 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on February 5, 2003, filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, on December 30, 2002, and as amended on January 3, 2003.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on February 5, 2003 filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, on December 30, 2002, and as amended on January 3, 2003.

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

      The other information required by this Item 12 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on February 5, 2003, filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, on December 30, 2002, and as amended on January 3, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated herein by reference to HEI’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on February 5, 2003, filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934, as amended, on December 30, 2002, as amended on January 3, 2003.

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

Date: January 7, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ ANTHONY J. FANT Anthony J. Fant	Chairman and Chief Executive Officer	January 7, 2003

/s/ STEVE E. TONDERA, JR. Steve E. Tondera, Jr.	Chief Financial Officer, Treasurer, Secretary, Vice President of Finance and Director	January 7, 2003

/s/ MACK V. TRAYNOR, III Mack V. Traynor, III	Director	January 7, 2003

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	January 7, 2003

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	January 7, 2003

CERTIFICATIONS

I, Anthony J. Fant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of HEI, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: January 7, 2003

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

Date: January 7, 2003

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