Form 10-Q
period 2002-11-30
HEI INC
filed 2003-01-14
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of January 14, 2003, 6,011,756 shares of common stock, par value $.05.

Table of Contents	HEI, Inc.

Part I — Financial Information (unaudited)
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19
Certifications	20-21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets
(In thousands)

	November 30, 2002	August 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,144	$2,372
Restricted cash	1,000	1,000
Accounts receivable, net	3,871	3,533
Inventories	3,651	4,027
Other current assets	540	383

Total current assets	10,206	11,315

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	21,287	21,259
Accumulated depreciation	(15,177)	(14,439)

Net property and equipment	10,642	11,352

Other long-term assets	376	322

Total assets	$21,224	$22,989

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,702	$1,589
Current maturities of long-term debt	2,441	2,441
Accounts payable	1,647	1,815
Accrued employee related costs	337	655
Accrued liabilities	395	446

Total current liabilities	6,522	6,946

Long-term debt, less current maturities	1,287	1,473

Total liabilities	7,809	8,419

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 6,012 and 5,956 shares issued and outstanding	301	301
Paid-in capital	16,349	16,349
Accumulated deficit	(1,969)	(814)
Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	13,415	14,570

Total liabilities and shareholders’ equity	$21,224	$22,989

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 30, 2002	December 1, 2001

Net sales	$5,490	$6,126
Cost of sales	4,878	5,741

Gross profit	612	385

Operating expenses:
Selling, general and administrative	1,257	1,362
Research, development and engineering	495	660

Operating loss	(1,140)	(1,637)

Other expense, net	(34)	(21)

Loss before income taxes	(1,174)	(1,658)
Income tax benefit	19	564

Net loss	(1,155)	(1,094)

Net loss per common share
Basic	$(0.19)	$(0.18)
Diluted	$(0.19)	$(0.18)

Weighted average common shares outstanding
Basic	6,012	5,971
Diluted	6,012	5,971

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	November 30, 2002	December 1, 2001

Cash flow from operating activities:
Net loss	$(1,155)	$(1,094)
Depreciation and amortization	755	685
Deferred income tax benefit	—	(293)
Other	—	14
Changes in operating assets and liabilities:
Accounts receivable	(338)	1,542
Inventories	376	329
Other current assets	(157)	(245)
Accounts payable	(168)	(300)
Accrued employee related costs and accrued liabilities	(369)	19

Net cash flow provided by (used for) operating activities	(1,056)	657

Cash flow from investing activities:
Additions to property and equipment	(28)	(1,597)
Additions to patents	(71)	(59)

Net cash flow used for investing activities	(99)	(1,656)

Cash flow from financing activities:
Issuance of common stock	—	135
Repayment of long-term debt	(186)	(242)
Deferred financing costs	—	(7)
Borrowings on revolving line of credit	113	1,455

Net cash flow provided by (used for) financing activities	(73)	1,341

Net increase (decrease) in cash and cash equivalents	(1,228)	342
Cash and cash equivalents, beginning of period	2,372	4,393

Cash and cash equivalents, end of period	$1,144	$4,735

Supplemental disclosures of cash flow information:

Interest paid	$84	$85
Income taxes received	(19)	(271)

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	HEI, Inc.

(In thousands)

(1) Basis of Financial Statement Presentation

Under the rules and regulations of the Securities and Exchange Commission (the “SEC”), we have prepared the accompanying unaudited interim consolidated financial statements. These financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders on Form 10-K for the year ended August 31, 2002, as amended by the Amendment No. 1, filed with the SEC on December 20, 2002, and Amendment No. 2, filed with the SEC on January 7, 2003. Interim results of operations for the three-month period ended November 30, 2002, may not necessarily be indicative of the results to be expected for the full year.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. We also record estimated provisions for warranty claims based on historical trends and known warranty claims. Should our actual product returns exceed our estimated allowances, additional reductions to our revenue would result. As of November 30, 2002 and August 31, 2002, we had an aggregate of $200 in our warranty and product return reserves.

The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of GAAP to selected revenue recognition issues, and our revenue recognition policies are in compliance with SAB 101. We recognize revenue upon shipment of product to our customers when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In fiscal 2002, we began a consignment program with a significant customer, where revenue is recognized when the customer uses the inventory. Our sales terms to our customers provide no right of return outside of contractual warranty claims. Sales, payment terms and pricing extended to our customers are governed by the respective contract agreements, together with binding purchase orders for each transaction. Payment terms are seven days for consignment program sales and 30 to 45 days for other customers.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt the provisions of SFAS No. 146 for exit and disposal activities occurring January 1, 2003 and thereafter.

(2) Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The weighted average cost method is used in valuing inventories. Inventories consist of the following:

	November 30, 2002	August 31, 2002

Purchased parts	$1,978	$1,944
Work in process	310	597
Finished goods	1,363	1,486

	$3,651	$4,027

(3) Deferred Tax Asset

Significant management judgment is required in determining the provision for incomes taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe recovery is unlikely, we must establish a valuation allowance.

We had a valuation allowance of $3,800 and $3,400 at November 30, 2002 and August 31, 2002, respectively, due to uncertainties related to our ability to utilize certain federal and state net loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(4) Long-Term Debt

Our capital expenditure notes, revolving line of credit and letters of credit are subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, net loss limitations and the ability to declare or pay dividends. We were not in compliance with the tangible net worth and year-to-date net loss covenants at November 30, 2002. We amended the agreement with our financial institution on December 13, 2002, to waive the November 30, 2002 defaults and reset the covenants for the remainder of fiscal 2003. One of these reset covenants requires our net loss, adjusted for certain items, not to exceed $1,750 on a year-to-date basis through the third quarter of fiscal 2003 and not to exceed $1,500 for the year ending August 31, 2003. Also, the reset bank covenants reduced the overall revolving line of credit from a maximum amount of $5,000 to $3,000, increased the interest rate by 1% and required us to prepay $1,000 of long-term debt relating to the financing of manufacturing equipment. Based on current projections, we believe that we will meet these reset bank covenants going forward and have classified the debt per the terms of the respective agreements. At November 30, 2002, we classified the $1,000 long-term prepayment within current maturities of long-term debt and reclassified an equal amount of cash to restricted cash. Based on our financial projections, the $3,000 available under the revolving credit line is adequate for funding our working capital needs.

We have Industrial Development Revenue Bonds (“IDRB’s”) outstanding totaling $1,735 at November 30, 2002. These bonds were originally issued in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for production equipment purchases. In April of each year, these bonds require principal payments of $700. We have limited market risk with the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and are limited to a maximum rate of 10%. The interest rate at November 30, 2002 and August 31, 2002 was 1.26% and 1.44%, respectively. Two irrevocable letters of credit and essentially all of our property and equipment collateralize the bonds. A commitment fee is paid monthly to the bank at a rate of 4.25% per annum, based on the outstanding balance of the IDRB’s.

(5) Net Loss Per Weighted Average Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price of our stock during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and have not been included in the diluted loss per share calculations.

	Three Months Ended

	November 30, 2002	December 1, 2001

Basic common shares	6,012	5,971
Dilutive effect of stock options	—	—

Diluted common shares	6,012	5,971

(6) Workforce Reductions

With the continued sluggish economy in all of our markets, we continued to size our cost structure with anticipated revenue during the first quarter of fiscal 2003. We reduced our employee base by 28 persons at the end of the first quarter of fiscal 2003, and have reduced an additional 24 persons through December 16, 2002. A total of 52 positions have been eliminated in fiscal 2003 with annual salaries and wages of $2,004. The breakdown by employee category with annual wages and salaries in parentheses is as follows: 32 direct labor ($853), 9 manufacturing ($428), 5 engineering ($272), and 6 administrative positions ($451). The amount of savings from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost.

For the positions eliminated through November 30, 2002, we had net realized savings in the first quarter, which are in line with our expectations, of:

Three Months Ended
November 30, 2002

Manufacturing	$48
Selling, General and Administrative	$27
Research and Development	$25

We paid an aggregate of $96 related to severance through November 30, 2002. Substantially all of the severance charges were paid in the same period the charges were recorded.

We will attempt to reduce and contain cost as revenues fluctuate. At the same time we seek to balance our ongoing development of new products and maintain our ability to react quickly to favorable market demands and opportunities. In addition, these costs savings will not be realized in their entirety if increased production demand requires the hiring of additional personnel.

(7) Significant Customers

The table below sets forth the customers that represent over 10% of our revenue. The percentages below for revenue represent the customers’ percentage to total net revenue for the quarter and the accounts receivable (A/R) percentage represents the customers’ percentage to the total net accounts receivables outstanding at the end of each quarter. It is important to note that the revenue from these two customers is from 14 different production programs that produce over 200 different parts.

	November 30, 2002		December 1, 2001
	Revenue %	A/R Balance %	Revenue %	A/R Balance %

Customer A	27.5%	26.2%	30.7%	31.0%
Customer B	19.3%	16.2%	41.1%	21.2%
Total	46.8%	42.4%	71.8%	52.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

OVERVIEW

Fiscal year 2002 was a very difficult year for us. Revenue in the first quarter of fiscal 2002 began the year with the lowest revenue we have experienced in nine quarters and was over a 50% drop in revenue from the first quarter of fiscal 2001. During the second quarter of fiscal 2002, we implemented a cost reduction plan to better match our cost structure with our anticipated revenues. This plan continues into fiscal 2003. It is important to note that our variable costs are approximately 50% to 55% of our revenue, which makes us extremely volume or revenue dependent. The cost reduction plan has lowered our quarterly breakeven point from $10,000 at the beginning of fiscal 2002 to $7,500 at the end of fiscal 2002. We have continued to manage our costs and it is our goal to lower the quarterly breakeven point to $7,000 by the end of fiscal 2003. Our commitment to research and development continues in fiscal 2003 and we have and will continue this effort to maintain and increase our propriety technology and manufacturing process.

With revenue being our biggest issue in fiscal 2002, we have streamlined and improved our sales and marketing efforts with renewed focus and talent. We are experiencing positive results from this effort and will continue to concentrate on this during fiscal 2003 in attempt to not only increase our sales, but to improve our diversification of revenue. Our backlog was $8,089 and $16,360 as of November 30, 2002 and December 1, 2001, respectively. Our backlog is subject to modifications, up and down, by our customers on short-term notice. Additionally, over the past year we have experienced delays in receiving longer-term commitments from our customers due the uncertainty of the marketplace. We continue to have customer concentration with 46.8% of total revenue from two customers in the first quarter of fiscal 2003. We continue to experience fluctuations in demand for our products and visibility from our customers is limited.

In the aggregate, starting with the second quarter of fiscal 2002 through December 16, 2002, we eliminated 98 positions. With the continued sluggish economy in all of our markets during the first quarter of fiscal 2003 we continue to size our cost structure with anticipated revenue. We reduced our employee base by 28 persons as of the end of the first quarter of fiscal 2003 and reduced an additional 24 through December 16, 2002. A total of 52 positions have been eliminated in fiscal 2003. The number of employees by category with annual cost saving in parenthesis is as follows: 32 direct labor ($853), 9 manufacturing ($428), 5 engineering ($272), and 6 administrative positions ($451). Annualized wages and salaries for the 52 positions that were eliminated are $2,004. The amount of savings from workforce reductions are tied to the timing within a quarter and the amount of associated severance cost. As of November 30, 2002, we had 156 employees compared to 203 employees as of December 1, 2001. These reductions in work force lower our salaries and wages expense by $267 in the first quarter of fiscal 2003 compared to the same period a year ago.

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

Revenue recognition, Sales returns and Warranty

The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue recognition” provides guidance on the application of GAAP to selected revenue recognition issues, and our revenue recognition policies are in compliance with SAB 101. We recognize revenue upon shipment of products to our customers when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In fiscal 2002, we began a consignment program with a significant customer, where revenue is recognized when the customer uses the inventory. Our sales terms to our customers provide no right of return outside of contractual warranty terms. Sales, payment terms and pricing extended to our customers are governed by the respective contract agreements or binding purchase orders for each transaction. Payment terms are 7 days for consignment program sales and 30 to 45 days for other customers.

We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. We also record estimated provisions for warranty claims based on historical trends and known warranty claims. Should our actual product returns exceed our estimated allowances, additional reductions to our revenue would result. As of November 30, 2002 and August 31, 2002 we had an aggregate of $200 in our warranty and product return reserves.

Allowance for uncollectible accounts

We estimate the collectibility of our trade receivables and notes receivable which requires considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from our actual collection experience. As of November 30, 2002 and August 31, 2002 we had an aggregate of $85 in our accounts receivable allowance.

Inventories

We record our inventories at the lower of cost or market value. Generally all inventory purchases are for customized parts for a specific customer program. As such, contractual arrangements are typically agreed to with the customer in order to protect us in cases were the demand decreases, as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place we are still required to assess the utilization of our inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels and contractual inventory holding requirements. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions. As of November 30, 2002 and August 31, 2002 we had an aggregate of $311 in our reserve for excess and obsolete inventory.

Valuation of Deferred Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe recovery is unlikely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a given period, we must increase tax expense within our statement of operations.

We had a valuation allowance of $3,800 and $3,400 at November 30, 2002 and August 31, 2002, respectively, due to uncertainties related to our ability to utilize certain federal and state net loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable. In the event actual results differ from these estimates we will adjust these estimates in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt the provisions of SFAS No. 146 for exit and disposal activities occurring January 1, 2003 and thereafter.

FINANCIAL CONDITION

Our net cash flow used by operating activities was $1,056 for the three-months ended November 30, 2002, compared to cash flow provided by operating activities of $657 in the same prior-year period. The main difference between the periods was that accounts receivable generated cash of $1,542 during the first quarter of fiscal 2002 compared to a cash usage of $338 for the first quarter of fiscal 2003. This change was the result of dramatically lower revenues from the fourth quarter of fiscal 2001 versus the first quarter of fiscal 2002 compared to a more level revenue from the fourth quarter of fiscal 2002 versus the first quarter of fiscal 2003. Net cash flows used for investing activities were $99 and $1,656 for the first quarters of fiscal 2003 and 2002, respectively. The decrease during the first quarter of fiscal 2003 was mostly due to reduction in capital expenditures. Net cash flow used for financing activities was $73 during the first quarter of fiscal 2003, compared to net cash provided by financing activities of $1,341 for the first quarter of fiscal 2002. The majority of this difference is due to the increase in the revolving line of credit to fund capital expenditures during the first quarter of fiscal 2002. As a result of the December 13, 2002 amendment to our banking facilities, we will repay an additional $1,000 of long-term debt during the quarter ending March 1, 2003. This amount was classified as restricted cash at November 30, 2002.

Our accounts receivable average days outstanding of 52 at November 30, 2002 was a slight improvement from 53 days as of August 31, 2002.

Annualized inventory turns were 5.0 for the three-month period ending November 30, 2002, compared to 5.4 for the same period a year ago. This decrease is mainly the result of the very low sales of $5,490 for the first quarter of fiscal 2003 and the increase of raw materials and supplies for anticipated increased sales demand in the second quarter of fiscal 2003.

We have a maximum of $3,000 available under the revolving line of credit, based on the accounts receivable balance outstanding, and a $4,456 capital expenditure term loan, subject to certain restrictions listed below, each of which expire in August 2004. As of November 30, 2002, there were $1,702 and $1,902 of borrowings under the line of credit and capital expenditure term loan facility, respectively. The capital expenditure term loan was reduced by $1,000 in December 2002 due to the waiver of the debt covenants discussed below. These borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, net loss limitations and the ability to declare or pay dividends. The general economic slowdown in the hearing, RFID and other electronic contract manufacturing markets in which we operate have resulted in adverse operating results in the first quarter of fiscal 2003. Due to these adverse operating results, we were not in compliance with the covenants at November 30, 2002. On December 13, 2002, we amended these agreements with our bank to waive the defaults as of November 30, 2002, and reset the covenants for the remainder of fiscal 2003. One of these reset covenants requires our net loss, adjusted for certain items, not to exceed $1,750 through the third quarter of fiscal 2003 and not to exceed $1,500 for the year ended August 31, 2003. Also, these reset bank covenants reduce the overall revolving line of credit from maximum amount of $5,000 to $3,000 and require us to prepay long-term debt relating to the financing of manufacturing equipment in the amount of $1,000 on December 13, 2002. We are currently in compliance with the new bank covenants and, based on current financial projections and new covenants, we believe that we will meet the bank covenants going forward and have classified the debt per the terms of the respective agreements. At November 30, 2002, we classified the $1,000 long-term prepayment within current maturities of long-term debt and reclassified an equal amount of cash to restricted cash. Based on our financial projections, the $3,000 available under this line is adequate for funding our working capital needs.

At various times over the past two years we have not been in compliance with our bank covenants. We have successfully been able to obtain waivers and reset the covenants in the past. We have experienced substantial fluctuations in our quarterly operating results and such fluctuations may continue in future periods. Adverse operating results could result in an event of default with our bank agreement for not meeting certain financial and other restrictive covenants, such as, tangible net worth, interest coverage ratio, debt service coverage ratio and net loss limitations. Failure to meet these covenants could require us to: immediately repay our outstanding balances; find a new lender, which may cause us to incur costs in connection with such new lending relationship; incur increased borrowing rates and amendment fees; incur additional restrictions on our ability to borrow additional funds. Any one of these factors, or a combination of one or more could adversely affect our ability to borrow funds or adversely affect future operating results.

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

We have Industrial Development Revenue Bonds (“IDRB’s”) outstanding totaling $1,735 at November 30, 2002. These bonds were originally issued in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for production equipment purchases. In April of each year, these bonds require annual principal payments of $700. We have limited market risk with the variability of the interest rate on these bonds. The bonds bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and are limited to a maximum rate of 10%. The interest rate at November 30, 2002 and August 31, 2002 was 1.26% and 1.44%, respectively. Two irrevocable letters of credit and essentially all of our property and equipment collateralize the bonds. A commitment fee is paid monthly to the bank at a rate of 4.25% per annum, based on the outstanding balance of the IDRB’s.

During fiscal 2003, we intend to expend approximately $900 for manufacturing and facility improvements and capital equipment, of which $28 has been expended during the first quarter of fiscal 2003. These additions will only be made to increase manufacturing capacity to meet near-term production requirements and add technological capabilities, if necessary. We expect that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing.

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

RESULTS OF OPERATIONS

Net Sales

Fiscal 2003 vs. 2002: Our net sales for the three-month period ended November 30, 2002 of $5,490 decreased $636 or 10.4% compared to the same period a year ago. The decrease in net sales in the current-year period is largely a result of the general economic slowdown and the resulting impact in the hearing, communications, RFID/Access and electronic contact manufacturing markets. We continue to have customer concentration with 46.8% of total revenue in the first quarter of fiscal 2003 from two customers. It is important to note that with these two customers we have 14 different production programs that produce over 200 different parts. We continue to experience fluctuations in demand for our products and visibility from our customers is limited.

Net sales by market for the three-months ended November 30, 2002 and December 1, 2001, respectively, are as follows. “HDI” represents net sales for the High Density Interconnect Division in Tempe, Arizona, which manufactures flexible circuit boards.

	Three Months Ended
	November 30, 2002	December 1, 2001

Hearing/Medical	$3,442	$4,504
RFID/Access	607	983
Communication/Industrial	771	403
HDI	670	236

Total Net Sales	$5,490	$6,126

Net sales to hearing and medical customers decreased by a total of $1,062 for the first quarter of fiscal 2003 compared to the same quarter a year ago. Net sales analysis by each market segment is as follows:

Hearing: Net sales to hearing customers of $2,700 during the first quarter of fiscal 2003 decreased $1,640 compared the same quarter a year ago. This decrease from prior year reflects the general economic slowdown impacting the hearing contract manufacturing markets. Also, during the latter part of fiscal 2002, a major customer’s internal manufacturing capabilities increased, which we anticipate will negatively impact revenue by approximately $3,000 for fiscal 2003. We are currently experiencing some positive trends in the area but do not anticipate the sales volume to reach fiscal 2002 levels in the coming quarters.

Medical: Net sales to medical customers of $742 during the first quarter of fiscal 2003 were an increase of $578 compared to the same period a year ago. This increase over last year is a trend we expect to continue during fiscal 2003.

RFID: Net sales for the three-month period of Radio Frequency Identification (RFID) products of $607 decreased $376 for the quarter ending November 30, 2002, compared to the same period last year. The decrease in quarterly net sales compared to prior year is primarily due to a significant drop in revenue from one major customer and competitiveness in this market from overseas manufacturers. This significant customer sold one division and terminated operations of another division during the first quarter of fiscal year 2002. We have developed new products and expanded our capabilities to improve revenue; however, the actual level of market acceptance is currently unknown.

Communications/Industrial: Net sales for the three-month period to customers in the Communications and Industrial markets of $771 increased $368 for the quarter ended November 30, 2002, compared to the same period last year. The overall market remains depressed, however we did experience higher demand from a few of our customers this quarter and are seeing slight increased activity in this market with numerous low volume purchase orders.

HDI: Net sales for the three-month period of HDI products of $670 increased $434 for the quarter ended November 30, 2002, compared to the same period a year ago. The majority of this increase is from products supplied to the medical implantable market.

We continue to experience fluctuations in demand for our hearing products and expect this to continue in fiscal 2003. The communications and RFID markets remain soft as our customers are awaiting market acceptance of new products and increased demand for exiting products. As the demand for these products increases, we are positioned for an increase in sales in these markets. In addition, we are experiencing continued external interest in our proprietary products, for which we are currently working on new designs, qualification testing and prototype orders with numerous customers. Our net sales are generally tied to the customers’ projected sales and production of the related products; therefore, our net sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our net sales, any change in the sales levels to that customer can have a significant impact on our total net sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in net sales from quarter to quarter.

Gross Profit

Fiscal 2003 vs. 2002: For the three-month period ended November 30, 2002, gross profit of $612 increased $227 from the same period last year. The gross profit margin as a percent of net sales for the three-months ended November 30, 2002 improved to 11.1% as compared to 6.3% in the comparable period last year. This improvement is due to reduced employees, improved material content cost, lower manufacturing expenses and improved product mix. The reduction of employees during the first quarter of fiscal 2003 resulted in net reduced cost of sales of $48. Our gross margin percentages are heavily impacted by revenue due to the fixed nature of many of our manufacturing costs. Consequently, we expect gross margins to be impacted in a similar manner as revenues increase and decrease. In addition, as market acceptance of our proprietary broadband communications products occurs, gross margins should improve, as these products are expected to have higher gross margin than we have historically experienced.

Operating Expenses

Fiscal 2003 vs. 2002: For the three-month period ended November 30, 2002, operating expenses of $1,752 decreased $270 from the same period last year. The operating expenses as a percent of net sales for the three-months ended November 30, 2002 improved to 31.9% as compared to 33.0% in the comparable period last year. The decrease in selling, general and administrative expenses of $105 for the current three-month period as compared to the same period a year ago was primarily due to cost containment measures, such as reduction of employees (wages and benefits), decreased insurance, legal and public reporting costs, offset by increases in advertising, travel costs and severance payments. Research, development and engineering expense decrease of $165 for the current three-month period as compared to the same period a year ago which was primarily due to cost containment measures, such as reduction of employees in prior periods and general supplies. The cost saving from the reduction of employees during the first quarter fiscal 2003 were $52.

These overall decreasing expenses are a result of our continued efforts to right size the business balanced with our commitment to maintain our research and development efforts and continued sales and marketing focus.

Other Expense, Net

Fiscal 2003 vs. 2002: Other expense, net increase of $13 for the three-month period ended November 30, 2002, compared to the same period a year ago, is a result of lower interest income due to smaller investment cash balances for the quarter compared to the same period last year. The increase in the interest rate set by the revised bank agreement on December 13, 2002, will be offset by the low debt balance due to the prepayment of $1,000 of long-term debt.

Income Taxes

Fiscal 2003 vs. 2002: Income tax benefit of $19 for the three-month period ended November 30, 2002, is the result of a prior year tax refund. For the same period last year we reported a tax benefit of $564 based on the anticipated tax loss carryforward to offset future taxable income. We had a valuation allowance of $3,800 and $3,400, at November 30, 2002 and August 31, 2002, respectively, to fully reserve the deferred tax assets due to uncertainties related to our ability to utilize certain federal and state loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable. Due to the valuation allowance for deferred income taxes, effective with the first quarter of fiscal 2003, we will no longer record income tax expense or benefit until we have established a history of taxable income and other requirements required by GAAP are satisfied. Even though this valuation allowance has been established, we still retain all the economic benefits of the net operating loss in future years if we generate taxable income. At November 30, 2002, we had net operating loss carryforwards expiring at various dates ranging from 2013 through 2022.

Net loss

Fiscal 2003 vs. 2002: We had a net loss of $1,155 for the three-month period ended November 30, 2002, compared to net loss of $1,094 for the same period last year. Net loss per share for the first quarter of fiscal 2003 was $.19 per share compared to a loss of $.18 per share for the same period last year.

Forward-Looking Statements

Information in this document, which is not historical, includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on our current assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including without limitation, adverse business or market conditions, the ability for us to secure and satisfy customers, the availability and cost of materials from our suppliers, adverse competitive developments, change in or cancellation of customer requirements and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks with our revolving line of credit, capital expenditure loans and, to a lesser extent, our IDRBs. At November 30, 2002, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRBs were $1,702, $1,993 and $1,735, respectively. Effective December 1, 2002, the revolving line of credit agreement bears interest, at our option, at 2.75% above the prime rate of interest or 5.25% above the LIBOR rate. The capital expenditure loans bear interest, at our option, at 3.00% above the prime rate of interest or 5.50% above the LIBOR rate. At November 30, 2002, the interest rates on the revolving commitment and capital expenditure loans were 7% and 7.25%, respectively. The IDRBs bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10%. At November 30, 2002, the interest rate on the IDRBs was 1.26%. Consequently, we are exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1% increase in interest rates at November 30, 2002. If market interest rates had increased by 1% on November 30, 2002, this would have resulted in an increase to interest expense of approximately $54 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer believe that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses that required corrective actions.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

10.1	Seventh Amendment to Loan and Security Agreement

10.2	Amended and Restated Revolving Note

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

Date:	01/14/03	/s/ Steve E. Tondera, Jr.

Steve E. Tondera, Jr.
Vice President of Finance,
Chief Financial Officer and Treasurer
(a duly authorized officer)

CERTIFICATIONS

I, Anthony J. Fant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HEI, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY J. FANT

Anthony J. Fant Chairman and Chief Executive Officer and President

Date: January 14, 2003

I, Steve E. Tondera, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HEI, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVE E. TONDERA, JR.

Steve E. Tondera, Jr. Chief Financial Officer, Treasurer, Vice President Finance and Secretary

Date: January 14, 2003

Exhibit Index

10.1	Seventh Amendment to Loan and Security Agreement with LaSalle Business Credit, Inc., effective December 1, 2002 (filed herewith).

10.2	Amended and Restated Revolving Note with LaSalle Business Credit, Inc., effective December 1, 2002 (filed herewith).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).