Form 10-Q
period 2003-03-01
HEI INC
filed 2003-04-18
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 1, 2003.

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission File Number 0-10078

HEI, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Steiger Lake Lane, Victoria, Minnesota	55386
(Address of principal executive offices)	(Zip Code)

(952) 443-2500
Registrant’s telephone number, including area code

6385 Old Shady Oak Road, Suite 280, Eden Prairie, MN 55344
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 18, 2003, 7,011,756 shares of common stock, par value $.05.

Table of Contents	HEI, Inc.

Part I — Financial Information (unaudited)
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	13-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information
Item 2. Changes in Securities and Use of Proceeds	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	24
Signature	25
Certifications	26-27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 1, 2003	August 31, 2002

Assets
Current assets:
Cash and cash equivalents	$13	$2,372
Restricted cash	1,800	1,000
Accounts receivable, net	5,404	3,533
Inventories, net	6,192	4,027
Other current assets	614	383

Total current assets	14,023	11,315

Property and equipment:
Land	216	216
Building and improvements	4,397	4,316
Fixtures and equipment	23,121	21,259
Accumulated depreciation	(15,885)	(14,439)

Net property and equipment	11,849	11,352

Developed technology, net	568	—
Security deposits	1,580	—
Other long-term assets	443	322

Total assets	$28,463	$22,989

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$—	$1,589
Current maturities of long-term debt	1,878	2,441
Accounts payable	3,749	1,815
Warranty reserve	416	200
Accrued liabilities	2,351	901

Total current liabilities	8,394	6,946

Other long-term liabilities, less current maturities:
Other long-term liabilities	2,723	—
Long-term debt	2,667	1,473

Total other long-term liabilities, less current maturities	5,390	1,473

Total liabilities	13,784	8,419

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 7,012 and 6,012 shares issued and outstanding	351	301
Paid-in capital	18,899	16,349
Accumulated deficit	(3,305)	(814)
Notes receivable	(1,266)	(1,266)

Total shareholders’ equity	14,679	14,570

Total liabilities and shareholders’ equity	$28,463	$22,989

See accompanying notes to unaudited interim consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Net sales	$8,144	$7,799	$13,634	$13,925
Cost of sales	7,282	6,260	12,160	12,001

Gross profit	862	1,539	1,474	1,924

Operating expenses:
Selling, general and administrative	1,612	1,245	2,869	2,607
Research, development and engineering	592	706	1,087	1,366

Operating loss	(1,342)	(412)	(2,482)	(2,049)

Other income (expense), net	6	(61)	(28)	(82)

Loss before income taxes	(1,336)	(473)	(2,510)	(2,131)

Income tax benefit	—	163	19	727

Net loss	(1,336)	(310)	(2,491)	(1,404)

Net loss per common share:
Basic	$(0.21)	$(0.05)	$(0.40)	$(0.23)
Diluted	$(0.21)	$(0.05)	$(0.40)	$(0.23)

Weighted average common shares outstanding:
Basic	6,418	5,986	6,216	5,978
Diluted	6,418	5,986	6,216	5,978

See accompanying notes to unaudited interim consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share amounts)

	Six Months Ended

	March 1, 2003	March 2, 2002

Cash flow from operating activities:
Net loss	$(2,491)	$(1,404)
Depreciation and amortization	1,447	1,413
Deferred income tax benefit	—	(456)
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(1,571)	1,087
Inventories	689	186
Other current assets	(121)	(361)
Other assets	34	100
Accounts payable	1,637	261
Accrued liabilities	88	105

Net cash flow provided by (used for) operating activities	(288)	931

Cash flow from investing activities:
Additions to property and equipment	(43)	(2,090)
Additions to patents	(64)	(74)
AMD acquisition costs paid	(1,198)	—
Cash acquired from AMD	1,215	—

Net cash flow used for investing activities	(90)	(2,164)

Cash flow from financing activities:
Issuance of common stock	—	135
Promissory note payable	2,600	—
Repayment of long-term debt	(2,101)	(428)
Deferred financing costs	(91)	(22)
Restricted cash	(800)	—
Net borrowings (repayments) on revolving line of credit	(1,589)	1,455

Net cash flow provided by (used for) financing activities	(1,981)	1,140

Net decrease in cash and cash equivalents	(2,359)	(93)
Cash and cash equivalents, beginning of period	2,372	4,393

Cash and cash equivalents, end of period	$13	$4,300
Supplemental disclosures of cash flow information:
Interest paid	$119	$173
Income taxes received	(19)	—
Supplemental disclosures of non-cash investing and financing activities:
As more fully described in Note 1 and 12, the Company issued 1,000,000 shares of its common stock valued at $2,600 in connection with the AMD acquisition

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	HEI, Inc.

(in thousands, except share and per share amounts)

(1)  Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by HEI, Inc. (“HEI”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2002, as amended by the Amendment No. 1, filed with the SEC on December 20, 2002, and Amendment No. 2, filed with the SEC on January 7, 2003. Interim results of operations for the three- and six-month periods ended March 1, 2003, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include our acquisition on January 24, 2003, of certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED) or Advanced Medical Division (“AMD”), in a business combination accounted for as a purchase. The accompanying unaudited interim consolidated financial statements have been prepared on the basis of assumptions discussed in Note 12, including a preliminary allocation of the consideration paid for the assets and liabilities of AMD based on valuations of their fair value.

The unaudited interim consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

HEI’s quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

(2)  Inventories

Inventories are stated at the lower of cost, using the average cost method, or market and include materials, labor and overhead costs. Inventories consist of the following:

	March 1, 2003	August 31, 2002

Purchased parts	$3,719	$1,944
Work in process	835	597
Finished goods	1,638	1,486

Total inventories	$6,192	$4,027

(3)  Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards.

A valuation allowance has been set at approximately $4,300 and 3,400, respectively, at March 1, 2003 and August 31, 2002, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(4)  Accrued Liabilities

	March 1, 2003	August 31, 2002

Accrued employee related costs	$777	$655
Contractual manufacturing obligations	600	—
Customer deposits	522	—
Current portion of long-term liabilities	80	—
Other accrued expenses	372	246

Total accrued expenses	$2,351	$901

The allocation of the AMD purchase price includes a $600 accrual to fulfill certain contractual manufacturing obligations and $522 in acquired AMD customer deposits.

(5)  Long-Term Debt

Long-term debt consists of the following:

	March 1, 2003	August 31, 2002

Subordinated promissory note	$2,732	$—
Industrial development revenue bonds	1,735	1,735
Commercial loan	78	104
Capital expenditure notes	—	2,075

Total	4,545	3,914
Less current maturities	1,878	2,441

Total long-term debt	$2,667	$1,473

HEI’s revolving line of credit and letters of credit are subject to certain restrictive financial covenants, including but not limited to, tangible net worth, interest coverage, debt service coverage, net loss limitations and the ability to declare or pay dividends. As of March 1, 2003, we were not in compliance with the net loss limitation covenant. On April 9, 2003, we amended the agreement with our financial institution to waive the March 1, 2003 default and to add an additional covenant to the agreement. The new covenant requires our liabilities to tangible net worth ratio, as defined, to be not greater than .75 to 1.00. In addition, the financial institution has required us to exercise our commercially reasonable efforts to obtain alternative financing, repay any outstanding debt to the financial institution and terminate the agreement on or before June 30, 2003. If this debt is not repaid by June 30, 2003, we will incur a fee of $50 on July 1, 2003. The maturity date of the revolving line of credit remains August 1, 2004. We are currently in compliance with the new covenant and, based on current financial projections, believe we will meet bank covenants going forward. However, we have a history of not meeting financial debt covenants.

We are currently discussing options with various local financial institutions. There can be no assurance that a new credit facility will be available or, if available, that such new credit facility will be at terms acceptable to us. We believe that existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow to meet short- and long-term debt obligations and operating requirements until a credit facility with a new financial institution can be established.

In connection with the purchase of AMD, we issued a Subordinated Promissory Note to CMED in the principal amount of $2,600 (the “Subordinated Promissory Note”). The terms of the Subordinated Promissory Note include an interest rate of 10% (increasing to 12% and 14%, in July 2003 and January 2004, respectively) and a due date for all principal and interest on September 30, 2004. There are no prepayment penalties associated with this Subordinated Promissory Note. We also recorded a net $132 premium on the Subordinated Promissory Note, reflecting the difference between existing market rates of interest and the Subordinated Promissory Note interest rate.

We had outstanding Industrial Development Revenue Bonds (“IDRB’s”) totaling $1,735 at March 1, 2003. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the manufacturing facility in Victoria, Minnesota, and the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of the debt proceeds from the Subordinated Promissory Note was used to repay the outstanding principal and interest on the IDRB’s. At March 1, 2003, we classified $1,735 as current long-term debt and set aside $1,800 in restricted cash for the principal and interest payment. On March 14, 2003, the IDRB’s were repaid.

A portion of the debt proceeds from the Subordinated Promissory Note was also used to fund the full repayment of our capital expenditure notes.

Other long-term liabilities consist of the following:

	March 1, 2003	August 31, 2002

Remaining lease obligation less estimated sublease proceeds	$2,010	$—
Unfavorable operating lease, net	793	—

Total	2,803	—
Less current maturities	80	—

Total long-term liabilities	$2,723	$—

The allocation of the AMD purchase price includes $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses) and a net accrual of $793 related to an unfavorable operating lease.

(6)  Net Loss Per Weighted Average Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted losses per share are computed by dividing net loss by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price per share during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and have not been included in the diluted loss per share calculations.

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Basic common shares	6,418	5,986	6,216	5,978
Dilutive effect of stock options and warrants	—	—	—	—

Fully diluted shares	6,418	5,986	6,216	5,978

Due to the closing of the AMD transaction on January 24, 2003, the full effect of the issuance of 1,000,000 shares of common stock to CMED were not realized in the March 1, 2003 periods noted above. This issue will have a material impact on fully diluted shares in future periods.

(7)  Workforce Reductions

With the continued sluggish economy in all markets, revenues continue to be unstable. In our continued effort to size our cost structure with anticipated revenues, we reduced our workforce by 28 persons at the end of the first quarter of fiscal 2003, and an additional 15 persons through second quarter of 2003, for a total of 43 positions and accumulated savings of $347 during the first two quarters of fiscal 2003. Annualized wages and salaries for the 43 positions that were eliminated was $1,751. The breakdown by employee category (with annualized wages and salaries in parentheses) was: 25 direct labor ($669), 8 manufacturing ($402), 4 engineering ($229), and 6 administrative positions ($451). The amount of savings from workforce reductions are affected by the timing of reductions within the quarter and the amount of associated severance cost. A total of $132 in severance costs was paid during the first six months of fiscal 2003. Substantially all of the severance charges were paid in the same period the charges were recorded.

We continue to evaluate further reductions along with other cost containment measures as revenues fluctuate. At the same time, we seek to balance our ongoing development of new products and to maintain our ability to react quickly to favorable market demands and opportunities. In addition, these costs savings will not be realized in their entirety if increased production demand requires the hiring of additional personnel.

(8)  Intangible Assets

Information regarding intangible assets acquired in the AMD transaction follows:

	March 1, 2003			August 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Developed technology	$584	$16	$568	$—	$—	$—

Amortization expense for years ending August 31, 2003, 2004, 2005, 2006 and 2007 will be $111, $190, $190, $87, and $6, respectively.

(9)  Warranty Guarantees

Sales of our products are subject to limited warranty guarantees. Product guarantees typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies we deem defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on an estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the six-month period ended March 1, 2003 follow:

August 31, 2002	$200
Balance assumed from AMD acquisition	376
Provisions	—
Claims	(160)

March 1, 2003	$416

(10)  Significant Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Customer A	20.0%	26.9%	23.0%	28.6%
Customer B	17.1%	43.0%	18.0%	42.2%
Customer C	14.5%	—%	8.7%	—%

Total	51.6%	69.9%	49.7%	70.8%

Accounts receivable from these customers represented 40% and 50%, respectively, of total accounts receivable at March 1, 2003 and August 31, 2002, respectively.

(11)  Subsequent Event

The outstanding Directors and Officers loans dated April 2, 2001, as amended on July 17, 2002, in the aggregate amount of $1,266, required an interest only payment to be made to us on April 2, 2003. All interest only payments were made, except that Mr. Anthony Fant, a director and our former Chief Executive Officer, President and Chairman, failed to make his payment of $10. We believe the interest and related note is collectible and we are currently assessing the circumstances and exploring our alternatives for collecting this unpaid amount.

(12)  Pro Forma Financial Information

The pro forma information includes HEI’s acquisition of AMD, in a business combination accounted for as a purchase, which was consummated on January 24, 2003. The accompanying pro forma information has been prepared on the basis of assumptions noted below, including a preliminary allocation of the consideration paid for the assets and liabilities of AMD based on valuations of their fair value. This allocation includes an accrual of $800 related to an unfavorable operating lease; $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses); and a $600 accrual to fulfill estimated contractual manufacturing obligations. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying unaudited interim consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the AMD acquisition. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities will increase the carrying values of long-lived assets. At March 1, 2003, the carrying value of long-lived assets has been reduced by $3,200 by the allocation of negative goodwill.

The purposes for our acquiring AMD were to immediately gain access to the more stable medical sector, consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to all customers. The design, development and manufacturing capabilities for medical devices at AMD coupled with the microelectronic design, development and manufacturing at HEI improves our offerings to the market to retain and gain customers.

The following pro forma information gives effect to HEI’s acquisition of AMD in a business combination accounted for as a purchase, which was closed on January 24, 2003. In exchange for certain assets of AMD, HEI issued 1,000,000 shares of its common stock and assumed approximately $900 of AMD liabilities, as well as AMD operating lease and other contractual commitments.

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Net sales	$12,917	$19,746	$25,820	$37,240
Net loss	(1,901)	(2,943)	(4,703)	(7,696)
Net loss per share	$(0.27)	$(0.42)	$(0.67)	$(1.10)

As AMD had a June 30 year-end and HEI has an August 31 year-end, the pro forma information reflects the combination of different periods for HEI and AMD. The 2003 and 2002 pro forma information includes unaudited results of operations for the three- and six-month periods ended March 1, 2003 and March 2, 2002, respectively, for HEI and unaudited results of operations for the three- and six-month periods ended December 31, 2002 and 2001 for AMD, respectively.

The unaudited pro forma amounts have been derived by applying pro forma adjustments to the historical consolidated financial information of HEI and AMD.

The pro forma information is not necessarily indicative of what the actual operating results or financial position would have been for the combined company had the transaction taken place on September 1, 2001, and do not purport to indicate the results of future operations.

Below is a table of the estimated acquisition consideration, purchase price allocation and annual amortization of the intangible assets and goodwill acquired:

		Amortization
	Amount	Period

Purchase price allocation:
Cash	$1,215
Accounts receivable	300
Inventory	2,854
Property and equipment	1,900	3-10 years
Prepaids, deposits and other assets	1,690
Developed technology	584	3-4 years
Customer deposits and other reserves	(1,638)
Operating lease reserves	(2,810)
Accrued transaction costs	(1,495)

Total purchase price	$2,600

The estimation of intangible asset values for the developed technology was determined utilizing discounted cash flow analyses. The discounted cash flow analyses were based upon three to five-year cash flow projections. The expected future cash flows attributable to existing technologies were discounted to present value at discount rates ranging from 23% to 40%, taking into account risks related to the characteristics and applications of the developed technology, our anticipated courses of business activities, historical financial market rates of return, and assessments of the stage of the technology’s life cycle. The analyses resulted in a valuation for developed technologies that had reached technological feasibility and therefore were capitalized.

The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond our control, including, but not limited to, those with respect to the future courses of our business activity. Accordingly, there will usually be differences between projected and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except share and per share amounts)

Three and Six Months Ended March 1, 2003 and March 2, 2002

The following discussion highlights the principal factors affecting the changes in financial condition and results of operations. This review should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

OVERALL

On January 24, 2003, HEI acquired certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED) or (the Advance Medical Division (“AMD”) in a business combination accounted for as a purchase. In connection with this acquisition, we issued 1,000,000 shares of our common stock and assumed approximately $900 of AMD liabilities, as well as operating lease and other contractual commitments. The purchase price of AMD was $2,600 based upon the closing market price of a share of HEI common stock the day the merger was consummated, as quoted on the NASDAQ National Market. The excess of the fair value of net assets over the purchase price of $3,200 has been allocated to reduce the carrying value of identifiable long-lived tangible and intangible assets.

Revenues continued their decline during the second quarter but this decline was mitigated by the acquisition of AMD. The results of operations for the three and six months ended March 1, 2003 includes the results of AMD since January 24, 2003 and, therefore, the results for the three and six months ended March 1, 2003 are not indicative of the impact of a full three- or six-month period.

We have streamlined and improved our sales and marketing efforts with a more focused sales plan. Positive results from this effort have already been achieved. Specifically, we have added three Original Equipment Manufacture (“OEM”) customers to date in fiscal 2003, won two accounts and four new programs in the medical imaging market, leveraged design and microelectronics talent to gain a medical therapeutic equipment customer and successfully introduced broadband platforms to the Aerospace industry with two customers. These efforts will continue during 2003 as we attempt not only to increase sales, but also to improve diversification of its products and services. The uncertainty of the market has caused significant delays in our receipt of longer-term commitments from certain customers. Significant customer concentration continues with 50% of total revenue coming from three customers during the six-months ended March 1, 2003.

Excluding the employees added in connection with the AMD transaction, the employee base was reduced by 28 persons during the first quarter and an additional 15 through the second quarter of fiscal 2003. A total of 43 positions have been eliminated so far in fiscal 2003. As of March 1, 2003, we had 289 employees compared to 223 employees as of March 2, 2002, with 141 added in connection with the AMD transaction.

We intend to reduce and contain costs as revenues fluctuate while balancing our ongoing development of new products and maintaining our ability to react quickly to favorable market demands and opportunities. These cost savings, however, will not be realized in their entirety if increased production demand requires the re-hiring of additional personnel.

It is important to note that variable costs are approximately 50% to 55% of revenue, which makes profitability extremely volume or revenue dependent.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

Revenue recognition, Sales returns and Warranty

The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of GAAP to selected revenue recognition issues, and our revenue recognition policies are in compliance with SAB No. 101. We recognize revenue upon shipment of products to customers when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In fiscal 2002, a consignment program was established with a significant customer where revenue is recognized when the customer uses the inventory. Sales, payment terms and pricing extended to customers are governed by the respective contract agreements or binding purchase orders for each transaction and provide no right of return outside of contractual warranty terms. Payment terms are seven days for consignment program sales and four to 45 days for other customers.

We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in the demands of our customers. Provisions are also recorded for warranty claims that are based on historical trends and known warranty claims. Should actual product returns exceed estimated allowances, additional reductions to our revenue would result. As of March 1, 2003 and August 31, 2002, warranty and product reserves were $416 and $200, respectively.

Allowance for uncollectible accounts

We estimate the collectibility of trade receivables and notes receivable which requires considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, its estimates of the recoverability of its receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from its actual collection experience. As of March 1, 2003 and August 31, 2002, we had an accounts receivable allowance of $75 and $85, respectively.

Inventories

HEI records inventories at the lower of cost or market value. Generally all inventory purchases are for customized parts for a specific customer program. As such, contractual arrangements are typically agreed to with the customer in order to protect us in cases where the demand decreases, as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions. As of March 1, 2003 and August 31, 2002, we had a reserve for excess and obsolete inventory of $1,763 and $311, respectively, including $1,414 of inventory reserves at AMD as of March 1, 2003.

Long-lived assets

HEI continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which we adopted on July 1, 2002. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. The adoption of SFAS No. 144 did not have a material impact on our reported results of operations.

Valuation of Deferred Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.

We recorded a valuation allowance of approximately $4,300 and $3,400, respectively, at March 1, 2003 and August 31, 2002, due to uncertainties related to its ability to utilize certain Federal and state net loss carryforwards.

Purchase Accounting

The accompanying statements reflect a preliminary allocation of the AMD purchase price. This allocation includes an accrual of $800 related to an unfavorable operating lease; $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses); and a $600 accrual to fulfill estimated contractual manufacturing obligations. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities will increase the carrying values of long-lived assets. At March 1, 2003 the carrying value of long-lived and intangible assets has been reduced by $3,200 due to the allocation of negative goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” addressing the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will utilize the provisions of SFAS No. 146 for exit and disposal activities occurring January 1, 2003 and thereafter.

In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN No. 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN No. 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN No. 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002 and were adopted by HEI in the quarter ended March 1, 2003. The adoption of FIN 45 is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2002, Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertakings to deliver more that one product or service. We are required to adopt EITF 00-21 on transactions occurring after June 2003 and are currently analyzing the impact of its adoption on our financial statements.

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. We are required to adopt this guidance for financial statements issued after December 31, 2002, as required and are currently analyzing the impact of its adoption on our financial statements.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement, which is an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. We currently account for stock-based compensation using the intrinsic value method defined in Accounting Principles Board No. 25 and do not currently intend to voluntarily change to the fair value method described in SFAS No. 123. As a result, we do not expect the new guidelines found in SFAS No. 148 to have a material effect upon our financial statements at its adoption. The new interim reporting requirements are effective for interim periods beginning after December 15, 2002, and we intend to provide the additional required information related to stock-based compensation in our quarterly report on Form 10-Q for the quarter ending May 31, 2003.

FINANCIAL CONDITION AND LIQUIDITY

HEI’s cash and cash equivalents totaled approximately $13 at March 1, 2003 and $2,372 at August 31, 2002. We had $1,060 available under our revolving line of credit at March 1, 2003.

In connection with the purchase of AMD, we issued a Subordinated Promissory Note to CMED in the amount of $2,600 (the “Subordinated Promissory Note”). The terms of the Subordinated Promissory Note include an interest rate of 10% (increasing to 12% and 14%, in July 2003 and January 2004, respectively)

and a due date for all principal and interest on September 30, 2004. There are no prepayment penalties associated with this Subordinated Promissory Note. The Subordinated Promissory Note coupled with approximately $1,215 in cash acquired from CMED, was used to (i) pay the equipment loans of $844, (ii) pay transaction costs of $1,198 related to the AMD acquisition and (iii) repay the outstanding Industrial Development Revenue Bonds (“IDRB’s”) totaling $1,735.

Operating activities utilized cash of $288 during the six months ended March 1, 2003, and provided $931 in cash during the six months ended March 2, 2002. Cash used by operating activities for the six months ended March 1, 2003 resulted primarily from a net loss of $2,491, offset by depreciation and a decrease in inventory. The increases in accounts receivable and accounts payable is primarily a result of the AMD acquisition. The accounts receivable average days outstanding improved to 36 days at March 1, 2003 from 53 days as of August 31, 2002. This improvement resulted from the contractual arrangements for a large, newly acquired AMD customer that calls for payment within four business days, much faster than our other customers.

Investing activities utilized cash of $90 and $2,164 for the six months ended March 1, 2003 and March 2, 2002, respectively. Cash used by investing activities during the six months ended March 1, 2003 was primarily attributed to the payment of $1,198 in transaction costs related to the AMD acquisition offset by the $1,215 in cash acquired in the AMD transaction.

Financing activities utilized $1,981 in cash during the six months ended March 1, 2003 and provided $1,140 during the six months ended March 2, 2002. The fiscal 2003 activity reflects the payoff of our equipment loan and net reductions in the revolving line of credit, an increase in restricted cash (due to the replacement of $1,000 in restricted cash at August 31, 2002 with $1,800 to fund the repayment of principal and interest on the IDRB’s), offset by the addition of the Subordinated Promissory Note.

HEI has a maximum of $3,000 available under the revolving line of credit, with the actual lending amount based on accounts receivable balances outstanding. As of March 1, 2003, there were no borrowings under the line of credit term loan facility. Any borrowings are subject to certain restrictive financial covenants, including but not limited to: tangible net worth, interest coverage ratio, debt service coverage ratio, net loss limitations and the ability to declare or pay dividends. The general economic slowdown in the hearing, RFID and other electronic contract manufacturing markets in which we operate has resulted in adverse operating results in the second quarter of fiscal 2003 and, as a result, we were in default with the net loss limitation covenant at March 1, 2003. On April 9, 2003, we amended our agreement with the bank to waive the default and to add an additional covenant requiring our liabilities to tangible net worth ratio, as defined, not to exceed .75 to 1.00. In addition, the financial institution has required us to exercise our commercially reasonable efforts to obtain alternative financing, repay any outstanding debt to the financial institution and terminate the agreement on or before June 30, 2003. If this debt is not repaid by June 30, 2003, we will incur a fee of $50 on July 1, 2003. The maturity date of the revolving line of credit remains August 1, 2004. We are currently in compliance with the new covenant and, based on current financial projections, believe we will meet bank covenants going forward. However, we have a history of not meeting financial debt covenants.

We are currently discussing options with various local financial institutions. There can be no assurance that a new credit facility will be available or, if available, that such new credit facility will be at terms acceptable us. If we are unable to obtain a new credit facility by June 30, 2003, additional payments will be required under our existing credit facility. We believe that existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow to meet short- and long-term debt obligations and operating requirements until a credit facility with a new financial institution can be established.

HEI had outstanding IDRB’s totaling $1,735 at March 1, 2003. These bonds were originally issued in April 1996 in connection with the construction of a new addition to the manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from the Subordinated Promissory Note were used to fund the repayment of principal and interest on the IDRB’s. At March 1, 2003, we had classified $1,735 as current maturities of long-term debt and set aside $1,800 in restricted cash for the principal and interest payment.

During fiscal 2003, we intend to expend no more than $500 for manufacturing and facility improvements and capital equipment, of which $43 has been expended during the first and second quarters of fiscal 2003. The remaining additions will only be made to increase manufacturing capacity to the level sufficient to meet near-term production requirements and, if necessary, add technological capabilities and are expected to be funded from operations and available debt financing.

Giving effect to the AMD transaction and the assumed operating lease and other contractual commitments, including (i) the Subordinated Promissory Note and (ii) the rights and obligations of the operating lease and expansion of the facilities located in Boulder, Colorado, which has a 10-year lease commitment, our contractual obligations at March 1, 2003 are summarized in the following table:

	Six
	Months	Fiscal	Fiscal
	Ending	Year	Year
	August 31, 2003	2004	2005	Thereafter	Total

Long-term debt	$1,799	$140	$2,606	$—	$4,545
Operating leases	947	2,076	1,898	11,611	16,532

Total contractual obligations	$2,746	$2,216	$4,504	$11,611	$21,077

RESULTS OF OPERATIONS

The following table indicates the dollars and percentages of total revenues represented by the selected items in our consolidated statement’s of operations:

Selected Operating Results:

	Three Months Ended				Six Months Ended

	March 1, 2003		March 2, 2002		March 1, 2003		March 2, 2002

Net Sales	$8,144	100%	$7,799	100%	$13,634	100%	$13,925	100%
Cost of Sales	7,282	89%	6,260	80%	12,160	89%	12,001	86%

Gross Profit	862	11%	1,539	20%	1,474	11%	1,924	14%
Operating Expenses	2,204	27%	1,951	25%	3,956	29%	3,973	29%

Operating Loss	(1,342)	(16)%	(412)	(5)%	(2,482)	(18)%	(2,049)	(15)%
Other (expense) income	6	—%	(61)	(1)%	(28)	—%	(82)	—%

Loss before income taxes	(1,336)	(16)%	(473)	(6)%	(2,510)	(18)%	(2,131)	(15)%
Income tax benefit	—	—%	163	2%	19	—%	727	5%

Net loss	(1,336)	(16)%	(310)	(4)%	(2,491)	(18)%	(1,404)	(10)%

Net Sales

HEI’s sales fluctuate based on changing product mix and market instability and are dependent on the level and timing of customer business and other matters such as customer concentration.

Net sales in the second quarter were $8,144, $345 or 4% higher that the comparable quarter last year. Net sales for the six months ended March 1, 2003 were $13,634, $291 or 2% less than the first six months of last year. The second quarter increase related to $2,809 in net sales generated by the AMD business, which was acquired in January 2003. The six-month decrease was caused by a continued general economic slowdown and the resulting impact in certain markets, particularly the hearing, communications, RFID and electronic contact manufacturing markets and increased internal manufacturing capacity of customers.

The communications and RFID markets remain soft as customers are awaiting market acceptance of new products and increased demand for existing products. As the demand for these products increases, we are well positioned for an increase in sales in these markets. We are also experiencing continued external interest in our proprietary products, for which it is working on new designs, qualification testing and prototype orders with numerous customers.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales are subject to uncontrollable fluctuations. To the extent that sales to any one customer represent a significant portion of sales, any change in the sales levels to that customer can have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume. We have significant customer concentration with 52% of net sales in the second quarter of fiscal 2003 being generated by three customers. Net sales generated by these customers amounted to 70% for the second quarter of last year.

At March 1, 2003 our backlog for future orders was approximately $22,855 compared to approximately $5,387 at August 31, 2002. This increase in backlog relates to the acquired AMD of business, which had a backlog of $16,600 at March 1, 2003. The AMD backlog includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market for the three and six months ended March 1, 2003 and March 2, 2002, respectively, are as follows:

	Three Months Ended		Six Months Ended

	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002

Medical	$3,398	$482	$4,684	$826
Hearing	3,270	5,683	6,006	10,015
RFID/Communications	1,120	1,418	2,333	2,746
Industrial/HDI	356	216	611	338

Total Net Sales	$8,144	$7,799	$13,634	$13,925

Net sales analysis by market follows:

Medical. The acquisition of the AMD business accounted for the majority of the $2,916 and $3,858 increase in medical sales for the three and six-month periods ended March 1, 2003 and March 2, 2002, respectively.

Hearing. We continue to experience fluctuations in demand for its hearing products. Hearing sales for the three- and six-month periods ended March 1, 2003 and March 2, 2002 decreased 42% and 40%, respectively, to $3,270 and $6,006, respectively. These decreases are mainly due to excess inventory positions at significant hearing customers and reflect the general economic slowdown, which continue to negatively impact the hearing contract manufacturing markets. Also, during the latter part of fiscal 2002, a major customer’s internal manufacturing capabilities increased, which are expected to reduce annual revenues by approximately $3,000.

RFID/Communications: Net sales to Radio Frequency Identification (“RFID”) and Communications customers decreased by $298 or 21% and $413 or 15% for the three- and six-month periods ended March 1, 2003 and March 2, 2002, respectively. This decrease is driven by a significant drop in orders from a major customer that, in 2002, sold one division and terminated operations of another. We are also experiencing significant competition from overseas manufacturers in this market. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of market acceptance of these initiatives is currently unknown.

Industrial/HDI: Net sales to industrial and High Density Interconnect (“HDI”) customers for the three-month and six-month period ended March 1, 2003 increased 65% and 81%, respectively, to $356 and $611, respectively. HDI represents net sales of flexible circuit boards. The overall market remains depressed, however, demand from a few of our customers increased this quarter and increased activity is seen in this market with low volume purchase orders.

Gross Profit

Gross profit was $862 (11% of net sales) and $1,539 (11%) for the three and six months ended March 1, 2003, respectively, compared to $1,474 (20%) and $1,924 (14%) for the three and six months ended March 2, 2002, respectively. An unfavorable mix of revenue from lower margin manufacturing programs coupled with lower manufacturing yields drove the decreases in gross margin. Our gross margins are heavily impacted by fluctuations in revenue, due to the fixed nature of many of our manufacturing costs. As market acceptance of our proprietary broadband communications products occurs, gross margins should improve, as these products are expected to have higher gross margin than we have historically experienced.

Operating Expenses

Operating expenses increased by $253 or 13% and decreased by $17 for the three- and six-month periods ended March 1, 2003, and March 2, 2002, respectively. The increase for the three months ended March 1, 2003 related to the AMD business acquired in January 2003, representing $504 for this period. As a percentage of net sales, operating expenses in total were 27% and 29%, respectively, for the three and six-month periods ended March 1, 2003, respectively, compared to 25% and 29%, respectively, for the comparable periods last year. Factors having an impact on these expenses include our past cost containment measures, which, in addition to staff reductions, include decreased insurance, legal and public reporting costs. These reductions were mitigated by increases in advertising, travel and severance costs. Overall expenses continue to decline as a result of our continued effort to right-size the business balanced with our commitment to maintain our research and development efforts and continued sales and marketing focus.

Other Income (Expenses), net

HEI recorded $6 in net other income and $28 in net other expenses during the three- and six-month periods ended March 1, 2003, respectively, and $61 and $82 in net other expenses during the six months ended March 2, 2002, respectively. Net other income and expenses consist mainly of interest income and expense. The improvement here relates to the reduction in our debt, offset by higher rates of interest on current and future debt (see Note 5).

Income Taxes

We established a valuation allowance of approximately $4,300 and $3,400, respectively, at March 1, 2003 and August 31, 2002, respectively, to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. In addition, due to the full valuation allowance, effective with the first quarter of fiscal 2003, we will no longer record income tax expense or benefit until we have established a history of taxable income, and have satisfied certain other GAAP requirements. The economic benefits of our net operating loss carryforwards to future years will continue. At March 1, 2003, we had Federal net operating loss carryforwards of $10,761 that expire at various dates ranging from 2013 through 2022.

Income tax benefits for the three- and six-month periods ended March 2, 2002 were $163 and $727, respectively.

Weighted Average Common Shares

Due to the closing of the AMD transaction on January 24, 2003, the full affect of the issuance of 1,000,000 shares of common stock to CMED were not realized in the March 1, 2003 periods noted above. This issue will have a material impact on fully diluted shares in future periods.

Forward-Looking Statements

Information in this document, which is not historical, includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These statements are made based on our current views and assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, continuing adverse business and market conditions, our ability to secure and satisfy customers, the availability and cost of materials from our suppliers, our ability to replace our credit facility, adverse competitive developments, changes in or cancellations of customer requirements, integration of AMD and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements and holders of our securities are specifically referred to such documents with regard to factors and conditions that may affect future results. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
(in thousands, except share amounts)

HEI is exposed to certain market risks with its revolving line of credit, capital expenditure loans and, to a lesser extent, its IDRB’s. At March 1, 2003, the outstanding balance on the revolving line of credit, capital expenditure loans and IDRB’s were $0, $78 and $1,735, respectively. Effective December 1, 2002, the revolving line of credit agreement bears interest, at our option, at 2.75% above the prime rate of interest or 5.25% above the LIBOR rate. The capital expenditure loans bear interest, at our option, at 3.00% above the prime rate of interest or 5.50% above the LIBOR rate. At March 1, 2003, the interest rates on the revolving commitment and capital expenditure loans were 7.00% and 7.25%, respectively. The IDRB’s bear interest at a rate, which varies weekly, based on comparable tax-exempt issues, and is limited to a maximum rate of 10.00%. At March 1, 2003, the interest rate on the IDRB’s was 1.14%. Consequently, we are exposed to a change in borrowing costs as interest rates change. We have completed a market risk sensitivity analysis of these debt instruments based upon an assumed 1.00% increase in interest rates at March 1, 2003. If market interest rates had increased by 1% on March 1, 2003, this would have resulted in an increase to interest expense of approximately $18 over a one-year period. Because this is only an estimate, any actual change in expense due to a change in interest rates could differ from this estimate. The acquisition of the AMD business required us to prepay the IDRB’s, which totaled $1,735. An escrow account was established for $1,800 (principal and interest) for the purpose of paying the IDRB’s once the required prior notice period of 35 days to the bondholders is met. The IDRB’s were paid in full on March 14, 2003.

On January 24, 2003, we acquired AMD from CMED in a business combination accounted for as a purchase. In connection with this acquisition, we issued 1,000,000 shares of our common stock and assumed approximately $900 of AMD liabilities, as well as AMD operating lease and other contractual commitments. The purchase price of AMD was $2,600 based upon the closing market price of a share of our common stock the day the merger was consummated on January 24, 2003, as quoted on the NASDAQ National Market. The excess of the fair value of net assets over the purchase price has been allocated to identifiable, long-lived tangible and intangible assets.

In connection with the AMD acquisition, we issued the Subordinated Promissory Note. The terms of the Subordinated Note include an interest rate of 10% (increasing to 12% and 14%, in July 2003 and January 2004, respectively), and a due date for all principal and interest of September 30, 2004.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, HEI’s principal executive officer and principal financial officer believe that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation, and there were no significant deficiencies or material weaknesses that required corrective actions.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(in thousands, except per share amounts)

On January 24, 2003, HEI acquired certain assets and liabilities of AMD from CMED in a business combination accounted for as a purchase. In connection with this acquisition, HEI issued 1,000,000 shares of its common stock and assumed approximately $900 of AMD liabilities, as well as operating lease and other contractual commitments. The assets we acquired include, among other things, cash, intellectual property, equipment, inventory and facilities. The purchase price of AMD was $2,600 based upon the closing market price of a share of our common stock on the NASDAQ National Market. The excess of the fair value of net assets over the purchase price of $3,200 has been allocated to reduce the carrying value of identifiable long-lived tangible and intangible assets The consideration we paid in connection with the acquisition was determined through arms-length negotiations and was based, in part, on the book value of the assets acquired. The issuance of the common stock was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder. WE INTEND TO REGISTER SUCH SHARES WITH THE SEC ON A REGISTRATION STATEMENT ON FORM S-3.

Item 4. Submission of Matters to a Vote of Security Holders

(in thousands, except share amounts)

At the Annual Meeting of Shareholders held on February 5, 2003, the following directors were elected to serve a three-year term ending in 2006:

Mack V. Traynor, III	Votes For: 5,572,613	Votes Withheld: 103,698
Timothy F. Floeder	Votes For: 5,575,804	Votes Withheld: 100,507

The following directors also continue to serve: Steve E. Tondera, Jr. (term expires in 2004), Dennis J. Leisz (term expires in 2004) and Anthony J. Fant (term expires in 2005).

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

10.1	Eighth Amendment to the Loan and Security Agreement Between HEI, Inc. and LaSalle Business Credit, LLC dated April 9, 2003*

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

b)	Reports on Form 8-K

On January 7, 2003, HEI filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, certain information relating to the election of directors and certain changes to the management structure of the Company.

On January 14, 2003, HEI filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, its financial results for the first quarter ended November 30, 2002.

On February 6, 2003, HEI filed a Current Report on Form 8-K reporting, under Item 9 — Regulation FD Disclosure, certain information relating to the acquisition of the assets of the Colorado operations of CMED, the Annual Shareholder Meeting held on February 5, 2003, and the issuance of the Subordinated Promissory Note.

On February 10, 2003, HEI filed a Current Report on Form 8-K reporting, under Item 2 — Acquisitions and Dispositions, certain information relating to the acquisition of the assets of the Colorado operations of CMED. On April 10, 2003, HEI filed Amendment No. 1 to the Current Report on Form 8-K/A to include, under Item 7 — Financial Statements and Exhibits, the requisite financial statements of the business acquired and the requisite pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

Date:	04/18/03	/s/ Steve E. Tondera, Jr.

Steve E. Tondera, Jr.
Vice President of Finance, Chief Financial Officer and Treasurer (a duly authorized officer)

CERTIFICATIONS

I, Mack V. Traynor, III, certify that:

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

/s/ Mack V. Traynor, III

Mack V. Traynor, III
Chief Executive Officer and President
Date: April 18, 2003

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

/s/ STEVE E. TONDERA, JR.

Steve E. Tondera, Jr.
Chief Financial Officer, Treasurer, Vice President Finance and Secretary

Date: April 18, 2003

Exhibit Index

10.1	Eighth Amendment to the Loan any Security Agreement Between HEI, Inc. and Lasalle Business Credit, LLC dated April 9, 2003.*
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith