Form 10-Q
period 2003-05-31
HEI INC
filed 2003-07-15
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-10078

HEI, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1495 Steiger Lake Lane, Victoria, Minnesota	55386
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 15, 2003, 7,045,791 shares of common stock, par value $.05.

Table of Contents		HEI, Inc.

Part I — Financial Information (unaudited)

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II — Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signature		25

Certifications		26-27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.
Consolidated Balance Sheets (Unaudited)

(In thousands)
	May 31, 2003	August 31, 2002

Assets
Current assets:
Cash and cash equivalents	$27	$2,372
Restricted cash	—	1,000
Accounts receivable, net	6,336	3,533
Inventories, net	6,262	4,027
Other current assets	410	383

Total current assets	13,035	11,315

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	23,383	21,259
Accumulated depreciation	(16,487)	(14,439)

Net property and equipment	11,428	11,352

Developed technology, net	521	—
Security deposits	1,580	—
Other long-term assets	294	322

Total assets	$26,858	$22,989

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$—	$1,589
Current maturities of long-term debt	227	2,441
Accounts payable	4,629	1,815
Warranty reserve	416	200
Accrued liabilities	2,146	901

Total current liabilities	7,418	6,946

Other long-term liabilities, less current maturities:
Other long-term liabilities	2,703	—
Long-term debt	2,729	1,473
Total other long-term liabilities, less current maturities	5,432	1,473

Total liabilities	12,850	8,419

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 7,012 and 6,012 shares issued and outstanding	405	301
Paid-in capital	18,899	16,349
Accumulated deficit	(4,616)	(814)
Notes receivable	(680)	(1,266)

Total shareholders’ equity	14,008	14,570

Total liabilities and shareholders’ equity	$26,858	$22,989

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002

Net sales	$12,517	$8,500	$26,151	$22,424
Cost of sales	9,983	6,346	22,143	18,346

Gross profit	2,534	2,154	4,008	4,078

Operating expenses:
Selling, general and administrative	2,178	1,369	5,047	3,976
Research, development and engineering	745	579	1,832	1,945

Operating loss	(389)	206	(2,871)	(1,843)

Other expenses:
Former officer note write off	(681)	—	(681)	—
Bank fees	(165)	(8)	(181)	(29)
Other expense, net	(78)	(19)	(90)	(80)

Income (loss) before income taxes	(1,313)	179	(3,823)	(1,952)

Income tax benefit (expense)	2	(64)	21	663

Net Income (loss)	($1,311)	$115	($3,802)	($1,289)

Net Income (loss) per common share:
Basic	($0.19)	$0.02	($0.59)	($0.22)
Diluted	($0.19)	$0.02	($0.59)	($0.22)

Weighted average common shares outstanding:
Basic	7,029	5,999	6,488	5,985
Diluted	7,029	6,032	6,488	5,985

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	May 31, 2003	June 1, 2002

Cash flow from operating activities:
Net loss	($3,802)	($1,289)
Depreciation and amortization	2,256	2,155
Deferred income tax benefit	—	(395)
Allowance for note receivable	587	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(2,503)	512
Inventories	619	319
Other current assets	83	(326)
Other assets	64	97
Accounts payable	2,517	(160)
Accrued liabilities	(152)	(216)

Net cash flow provided by (used for) operating activities	(331)	697

Cash flow from investing activities:
Additions to property and equipment	(224)	(2,200)
Additions to patents	(89)	(87)
AMD acquisition costs paid	(1,198)	—
Cash acquired from CMED	1,215	—

Net cash flow used for investing activities	(296)	(2,287)

Cash flow from financing activities:
Issuance of common stock	54	265
Proceeds from long-term debt	204	—
Promissory note payable	2,600	—
Repayment of long-term debt	(3,895)	(1,313)
Deferred financing costs	(92)	(25)
Restricted cash	1,000	—
Net borrowings (repayments) on revolving line of credit	(1,589)	1,745

Net cash flow provided by (used for) financing activities	(1,718)	672

Net decrease in cash and cash equivalents	(2,345)	(918)
Cash and cash equivalents, beginning of period	2,372	4,393

Cash and cash equivalents, end of period	$27	$3,475

Supplemental disclosures of cash flow information:
Interest paid	$224	$262
Income taxes received	(21)	(268)

Supplemental disclosures of non-cash investing and financing activities:
As more fully described in Note # 1 and 15, the Company issued 1,000,000 shares of its common stock valued at $2,600 in connection with the AMD acquisition.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

(1) Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by HEI, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements contain all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, as amended by Amendment No. 1, filed with the SEC on December 20, 2002, and Amendment No. 2, filed with the SEC on January 7, 2003. Interim results of operations for the three- and nine-month periods ended May 31, 2003, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include our acquisition on January 24, 2003, of certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED) or Advanced Medical Division (“AMD”), in a business combination accounted for as a purchase. The accompanying unaudited interim consolidated financial statements have been prepared on the basis of assumptions discussed in Note 15, including a preliminary allocation of the consideration paid for the assets and liabilities of AMD based on valuations of its fair value.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

(2) Stock Based Compensation

We apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation, our net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002

Net income (loss)	$(1,311)	$115	$(3,802)	$(1,289)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(461)	(344)	(1,351)	(1,058)

Net income (loss) pro forma	$(1,772)	$(229)	$(5,153)	$(2,347)

Basic and diluted net Income (loss) per share as reported	(0.19)	0.02	(0.59)	(0.22)
Stock-based compensation income (expense)	(0.06)	(0.06)	(0.20)	(0.17)

Basic and diluted net income (loss) per share pro forma	$(0.25)	$(0.04)	$(0.79)	$(0.39)

There were 145,000 options granted under our stock option plans during the three-months ended May 31, 2003.

(3) Inventories

Inventories are stated at the lower of cost, using the average cost method, or market and include materials, labor and overhead costs. Inventories consist of the following:

	May 31,	August 31,
	2003	2002

Purchased parts	$3,899	$1,944
Work in process	748	597
Finished goods	1,615	1,486

Total inventories	$6,262	$4,027

(4) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $4,800 and $3,400, at May 31, 2003, and August 31, 2002, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(5) Accrued Liabilities

	May 31,	August 31,
	2003	2002

Accrued employee related costs	$499	$655
Contractual manufacturing obligations	600	—
Customer deposits	407	—
Current portion of long-term liabilities	80	—
Other accrued liabilities	560	246

Total accrued liabilities	$2,146	$901

(6) Long-Term Debt

Our long-term debt consists of the following:

	May 31,	August 31,
	2003	2002

Subordinated promissory note	$2,708	$—
Industrial development revenue bonds	—	1,735
Commercial loan	248	104
Capital expenditure note	—	2,075

Total	2,956	3,914
Less current maturities	227	2,441

Total long-term debt	$2,729	$1,473

In April 1996, we issued Industrial Development Revenue Bonds (“IDRBs”) in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of the debt proceeds from the Subordinated Promissory Note (as defined below) was used to repay the outstanding principal and interest on the IDRBs.

In connection with the purchase of AMD, we issued a Subordinated Promissory Note to CMED in the principal amount of $2,628 (the “Subordinated Promissory Note”). The terms of the Subordinated Promissory Note include an interest rate of 10% (increasing to 12% and 14% in July 2003 and January 2004, respectively) and a due date for all principal and interest on September 30, 2004. There are no prepayment penalties associated with this Subordinated Promissory Note. We also recorded a net $132 premium on the Subordinated Promissory Note, reflecting the difference between existing market rates of interest and the Subordinated Promissory Note interest rate.

On May 8, 2003, the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820.

We used the proceeds from the Subordinated Promissory Note to retire our remaining indebtedness including our IDRBs and capital expenditure notes with LaSalle Business Credit LLC. The Subordinated Promissory Note continues with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 on the Subordinated Promissory Note; Whitebox will discount the face value of the Subordinated Promissory Note by $410 if paid by July 15, 2003, or $390 if paid by August 15, 2003. The principal prepayment would include all accrued interest through the payment date. In the event that we do not prepay the Subordinated Promissory Note in full by August 8, 2003, the following terms and conditions will apply to the ongoing obligation:

•	We will grant a first priority mortgage on our facility in Victoria, Minnesota.

•	Accrued and unpaid interest will be capitalized as part of the Subordinated Promissory Note.

•	We will issue 400,000 warrants that are exercisable over the next five years at an exercise price of 10% above the closing price of our common stock at August 15, 2003, as a form of prepayment of interest through September 30, 2004.

•	At our option, we will have the right to extend the Subordinated Promissory Note to March 31, 2005, at a 12% annual rate.

•	We will retain the right to prepay the Subordinated Promissory Note at any time without premium or penalty.

There was no accounting consequence from the modification of the Subordinated Promissory Note.

On May 29, 2003, we entered into an Accounts Receivable Agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. The Credit Agreement is an accounts receivables backed facility and has inventory, intellectual property and other general intangibles as additional collateral. The Credit Agreement replaced our revolving line of credit with LaSalle Business Credit, LLC and is not subject to any restrictive financial covenants. We have a maximum of $3,000 available under the Credit Agreement, with the actual lending amount based on accounts receivable invoice factoring. As of May 31, 2003, there were no borrowings under the Credit Agreement. Effective May 29, 2003, the Credit Agreement bears a immediate processing fee of 0.50% of each assigned amount, a per diem equal to 1/25% on any assigned amount that remains uncollected and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. The effected interest rate based on our average DSO of 43 days would be 18.6% annualized.

(7) Other long-term liabilities

	May 31,	August 31,
	2003	2002

Remaining lease obligation less estimated sublease proceeds	$2,010	$—
Unfavorable operating lease, net	773	—

Total	2,783	—
Less current maturities	80	—

Total long-term liabilities	$2,703	$—

The allocation of the purchase price for AMD included $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses) and a net accrual of $773 related to an unfavorable operating lease.

(8) Net Income (Loss) Per Weighted Average Common Share

Basic income loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted income (losses) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options is computed using the average market price per share during each period under the treasury stock method. In periods where losses have occurred, options are considered anti-dilutive and have not been included in the diluted loss per share calculations.

	Three Months Ended		Nine Months Ended

	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002

Basic common shares	7,029	5,999	6,488	5,985
Dilutive effect of stock options and warrants	—	33	—	—

Fully diluted shares	7,029	6,032	6,488	5,985

(9) Workforce Reductions

With the continued sluggish economy in all markets, revenues continue to be unpredictable and unstable, although we noted some improvement in this third quarter. In our continued effort to size our cost structure with anticipated revenues, we reduced our workforce by 28 employees at the end of the first quarter of fiscal 2003, an additional 15 employees in the second quarter and 18 employees were reduced at our AMD Colorado division in the third quarter of 2003, for a total of 61 positions and accumulated savings of $737 during the first three quarters of fiscal 2003. Annualized wages and salaries for the 61 positions that were eliminated was $2,853. The breakdown by employee category (with annualized wages and salaries in parentheses) was: 25 direct labor ($670), 17 manufacturing ($783), 11 engineering ($703), and 8 administrative positions ($697). The amount of savings from workforce reductions are affected by the timing of reductions within the quarter and the amount of associated severance cost. A total of $184 in severance costs was paid during the first nine months of fiscal 2003. Substantially all of the severance charges were paid in the same period the charges were recorded.

We continue to evaluate further reductions along with other cost containment measures as revenues fluctuate. At the same time, we seek to balance our ongoing development of new products, increased sales and marketing focus, and to maintain our ability to react quickly to favorable market demands and opportunities. In addition, these costs savings will not be realized in their entirety if increased production demand requires the hiring of additional personnel.

(10) Intangible Assets

Information regarding intangible assets acquired in the AMD transaction follows:

	May 31, 2003			August 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Developed technology	$584	$63	$521	$—	$—	$—

Amortization expense for years ending August 31, 2003, 2004, 2005, 2006 and 2007 will be $111, $190, $190, $87, and $6, respectively.

(11) Warranty Guarantees

Sales of our products are subject to limited warranty guarantees. Product guarantees typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on an estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the nine-month period ended May 31, 2003, are as follows:

August 31, 2002	$200
Balance assumed from AMD acquisition	376
Provisions	—
Claims	(160)

May 31, 2003	$416

(12) Significant Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Three Months Ended		Nine Months Ended

	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002

Customer A	14.9%	30.4%	19.2%	29.3%
Customer B	20.4%	—	14.2%	—
Customer C	9.4%	29.4%	13.9%	37.3%

Total	44.7%	59.8%	47.3%	66.6%

Customer A has verbally advised us that it intends to discontinue a significant program with us in order to place it offshore. This program discontinuance will reduce but not eliminate sales stream from this customer.

Accounts receivable from these customers represented 34% and 50%, respectively, of the total accounts receivable at May 31, 2003, and August 31, 2002, respectively.

(13) Note Receivable

The outstanding Directors and Officers loans dated April 2, 2001, as amended on July 17, 2002, in the aggregate amount of $1,266, required an interest only payment to be made to us on April 2, 2003. All interest only payments were made, except that Mr. Anthony Fant, a current director and our former Chairman of the Board, Chief Executive Officer and President, failed to make his payment of approximately $10. As of July 15, 2003, Mr. Fant has not paid the interest payment and remains in default. Despite repeated requests, Mr. Fant has failed to provide any financial information that is necessary in order for us to determine the collectibility of his debt. Due to the lack of cooperation from Mr. Fant and his unknown financial position, we have fully reserved in our third quarter ending May 31, 2003 all amounts due from Mr. Fant in the amount of $681. This amount is reflected in the Other Expenses of our Unaudited Consolidated Statements of Operations.

(14) Litigation

Subsequent to the end of our third quarter, on June 30, 2003, we commenced litigation against Mr. Fant in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleges breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans from us in the total amount of approximately $681, and certain other matters. In the lawsuit, we are seeking recovery of all amounts owed to us on the promissory note and the other loans, certain expenses incurred by us on behalf of Mr. Fant, and litigation costs and expenses.

(15) Pro Forma Financial Information

The pro forma information below includes our acquisition of AMD in a business combination accounted for as a purchase, which was consummated on January 24, 2003. The accompanying pro forma information has been prepared on the basis of assumptions noted below, including a preliminary allocation of the consideration paid for the assets and liabilities of AMD based on valuations of its fair value. This allocation includes an accrual of $800 related to an unfavorable operating lease; $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses); and a $600 accrual to fulfill estimated contractual manufacturing obligations. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying unaudited interim consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the AMD acquisition. We continue the process of gathering information to complete our analysis of the excess lease capacity, the value of intellectual property and the contractual manufacturing obligations. Any reductions in these liabilities or increases in assets will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities or decreases in assets will increase the carrying values of long-lived assets. At May 31, 2003, the carrying value of long-lived assets has been reduced by a net of $3,200 by the allocation of negative goodwill.

Our purposes for acquiring AMD were to immediately gain access to the more stable medical sector, to consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to all our customers and target markets. The design, development and manufacturing capabilities for medical devices at AMD coupled with our microelectronic design, development and manufacturing improves our offerings to the market to retain and gain customers.

The following pro forma information gives affect to the acquisition of AMD in a business combination accounted for as a purchase, which was closed on January 24, 2003. In exchange for certain assets of AMD, we issued 1,000,000 shares of our common stock and assumed approximately $900 of AMD liabilities, as well as AMD operating lease and other contractual commitments.

	Three Months Ended	Nine Months Ended

	June 1, 2002	May 31, 2003	June 1, 2002

Net sales	$20,431	$42,421	$59,659
Net loss	(3,481)	(6,714)	(11,153)
Net loss per share	$(0.18)	$(0.34)	$(.59)

As AMD had a June 30 year-end and we have an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for us and AMD. The Company reported results for the quarter ended May 31, 2003 include the results of HEI and AMD The nine-month 2003 and 2002 pro forma information includes unaudited results of operations for the nine-month periods ended May 31, 2003 and June 1, 2002, respectively, for us and unaudited results of operations for the nine-month periods ended March 31, 2003 and 2002 for AMD, respectively. The 2002 three-month pro forma information includes unaudited results of operations for the three-month period ended June 1, 2002 for us and unaudited results of operations for the three-month period ended March 31, 2002 for AMD.

The unaudited pro forma amounts have been derived by applying pro forma adjustments to the historical consolidated financial information of us and AMD. However this pro forma information is not necessarily indicative of what the actual operating results or financial position would have been for the combined company had the transaction taken place on August 31, 2001, and do not purport to indicate the results of future operations.

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

We anticipate completing the purchase price allocation in the quarter ending August 31, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)

THREE AND NINE MONTHS ENDED MAY 31, 2003 AND JUNE 1, 2002

The following discussion highlights the significant factors affecting the changes in financial condition and results of operations. This review should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2002.

OVERALL

On January 24, 2003, we acquired certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED) or (the Advance Medical Division (“AMD”)) in a business combination accounted for as a purchase. In connection with this acquisition, we issued 1,000,000 shares of our common stock and assumed approximately $900 of AMD liabilities, as well as an operating lease and other contractual commitments. The purchase price of AMD was $2,600 based upon the closing market price of a share of our common stock the day the acquisition was finalized and consummated, as quoted on the NASDAQ National Market. The excess of the fair value of net assets over the purchase price in the amount of $3,200 has been allocated to reduce the carrying value of identifiable long-lived tangible and intangible assets.

Net sales in the third quarter were $12,517, $4,017 or 47% higher than the comparable quarter last year. Net sales for the nine months ended May 31, 2003, were $26,151, $3,727 or 17% higher than the first nine-months of last year. The third quarter and year-to-date increase is mainly related to $6,240 and $9,049, respectively, in net sales generated by AMD, which was acquired in January 2003.

We acquired a significant number of new customers and improved current customer activity in the third quarter of fiscal 2003. New customer activity included new contracts with four new top 10 hearing original equipment manufacturers (“OEMs”) for multiple programs with sales volume anticipated to begin in the fourth quarter of fiscal 2003. In addition, a new medical implantable OEM was added with multiple programs, which is anticipated to begin in volume in fiscal 2004. Two new medical imaging programs were added from the customers acquired in the second quarter of fiscal 2003. AMD added a new large OEM customer for its Link-it connectivity system and two new large software solutions customers in the third quarter of fiscal 2003. Business with current customers continued to pickup in hearing, medical and broadband market sectors contributing to the growth in sales. We expect these successes will contribute greatly to increased sales for fiscal 2004 and we anticipate that we will diversify our customer base and reduce customer concentration. However 45% of our net sales came from our top three customers for the third quarter of fiscal 2003 and 47% of our net sales came from our top three customers during the nine-months ended May 31, 2003. A significant customer has verbally advised us that it intends to discontinue a significant program with us in order to place it offshore. This program discontinuance will reduce but not eliminate sales stream from this customer.

In our continued effort to size our cost structure with anticipated revenues, we reduced our workforce by 28 employees at the end of the first quarter of fiscal 2003, an additional 15 employees in the second quarter of fiscal 2003 and 18 employees were reduced at our AMD Colorado division in the third quarter of 2003, for a total of 61 positions and accumulated savings of $737 during the first three quarters of fiscal 2003. As of May 31, 2003, we had 281 employees, compared to 209 employees as of June 1, 2002, including as of May 31, 2003, a net of 123 were added in connection with the acquisition of AMD.

We intend to reduce and contain costs as revenues fluctuate while balancing our ongoing development of new products, increase marketing/sales efforts and maintaining our ability to react quickly to favorable market demands and opportunities. These cost savings, however, will not be realized in their entirety if increased production demand requires the re-hiring of additional personnel.

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

We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in the demands of our customers. Provisions are also recorded for warranty claims that are based on historical trends and known warranty claims. Should actual product returns exceed estimated allowances, additional reductions to our net sales would result. As of May 31, 2003, and August 31, 2002, warranty and product reserves were $416 and $200, respectively.

Allowance for uncollectible accounts

We estimate the collectibility of trade receivables and notes receivable which requires considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and it may be required to record additional allowances for uncollectable accounts. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from our actual collection experience. As of May 31, 2003, and August 31, 2002, we had accounts receivable allowances of $62 and $85, respectively.

Inventories

We record inventories at the lower of cost, using the average cost method or market value. Generally all inventory purchases are for customized parts for customer specific program. Contractual arrangements are typically agreed to with the customer prior to ordering customized parts to protect us in cases where the demand decreases, as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions. As of May 31, 2003, and August 31, 2002, we had reserves for excess and obsolete inventory of $368 and $311, respectively.

Long-lived assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on July 1, 2002. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. The adoption of SFAS No. 144 did not have a material impact on our reported results of operations.

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

We recorded valuation allowances of approximately $4,800 and $3,400, respectively, at May 31, 2003, and August 31, 2002, due to uncertainties as measured by GAAP related to our ability to utilize certain Federal and state net income tax loss carryforwards.

Purchase Accounting

The accompanying statements reflect a preliminary allocation of the purchase price of AMD. This allocation includes an accrual of $800 related to an unfavorable operating lease; $2,010 for future estimated lease payments ($5,910 for future lease obligations less estimated sublease payments of $3,900 on excess manufacturing capacity for which we are in the process of reviewing alternative uses); and a $600 accrual to fulfill estimated contractual manufacturing obligations. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities will increase the carrying values of long-lived assets. At May 31, 2003, the carrying value of long-lived and intangible assets has been reduced by $3,200 due to the allocation of negative goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN No. 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN No. 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN No. 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002, which we adopted in the quarter ended March 1, 2003. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertakings to deliver more that one product or service. We are required to adopt EITF 21 on transactions occurring after June 2003 and we are currently analyzing the impact of its adoption on our financial statements.

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. We are required to adopt this guidance for financial statements issued after December 31, 2002, which we adopted in the quarter ended March 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement, which is an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. We currently account for stock-based compensation using the intrinsic value method defined in Accounting Principles Board No. 25 and do not currently intend to voluntarily change to the fair value method described in SFAS No. 123. As a result, we does not expect the new guidelines found in SFAS No. 148 will have a material effect upon our financial statements at its adoption. The new interim reporting requirements are effective for interim periods beginning after December 15, 2002. We have adopted our disclosure provisions. (See note 2 “Stock Based Compensation”).

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging,” which amends and clarifies financial accounting and reporting for derivative instruments. We are required to adopt this statement for transactions occurring after June 2003, and we are currently analyzing the impact of its adoption on our financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of the Statement on October 1, 2003. We did not enter into any financial instruments within the scope of the Statement during the month of June, 2003. We are currently analyzing the impact of its adoption on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents totaled approximately $27 at May 31, 2003, and $2,372 at August 31, 2002. We had $3,000 available under the Credit Agreement at May 31, 2003.

In connection with the purchase of AMD, we issued a Subordinated Promissory Note to CMED in the amount of $2,628 (the “Subordinated Promissory Note”). The terms of the Subordinated Promissory Note include an interest rate of 10% (increasing to 12% and 14%, respectively, in July 2003 and January 2004, respectively) and a due date for all principal and interest on September 30, 2004. There are no prepayment penalties associated with the Subordinated Promissory Note. During the second quarter of fiscal 2003, the Subordinated Promissory Note, and approximately $1,215 in cash acquired from CMED, was used to (i) pay equipment loans of $844, (ii) pay transaction costs of $1,198 related to the AMD acquisition (iii) repay the outstanding Industrial Development Revenue Bonds (“IDRBs”) totaling $1,735.

On May 8, 2003, the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820. To encourage us to prepay the Subordinated Promissory Note, Whitebox will discount the face value of the Subordinated Promissory Note by $410 if paid by July 15, 2003, or $390 if paid by August 15, 2003. In the event we do not prepay the Subordinated Promissory Note in full by August 15, 2003, the following terms and conditions will apply to the on going obligation:

•	We will grant a first priority mortgage on our facility in Victoria, Minnesota.

•	Accrued and unpaid interest will be capitalized as part of Subordinated Promissory Note.

•	We will issue 400,000 warrants that are exercisable over the next five years at an exercise price of 10% above the closing price of our common stock at August 15, 2003, as a form of prepayment of interest through September 30, 2004.

•	At our option, we will have the right to extend the Subordinated Promissory Note to March 31, 2005, at a 12% annual rate.

•	We will retain the right to prepay the Subordinated Promissory Note at any time without premium or penalty.

Operating activities utilized cash of $331 during the nine months ended May 31, 2003, and provided $697 in cash during the nine months ended June 1, 2002. Cash used by operating activities for the nine months ended May 31, 2003, resulted primarily from a net loss of $3,802, offset by depreciation, a decrease in inventory and increase in accounts payable. The increases in accounts receivable and accounts payable are primarily a result of the acquisition of AMD. The accounts receivable average days outstanding improved to 43 days at May 1, 2003, from 53 days as of August 31, 2002. This improvement resulted from the contractual arrangements for a large, newly acquired AMD customer that calls for payment within four business days, which is much faster than our other customers.

Investing activities utilized cash of $296 and $2,287, for the nine months ended May 31, 2003 and June 1, 2002, respectively. Cash used by investing activities during the nine months ended May 31, 2003, was primarily attributed to equipment additions of $224 and payment of $1,198 in transaction costs related to the acquisition of AMD, offset by the $1,215 in cash acquired in connection with the acquisition of AMD.

Financing activities utilized $1,718 in cash during the nine months ended May 31, 2003, and provided $672 during the nine months ended June 1, 2002. The fiscal 2003 activity reflects the payoff of our equipment loan, IDRBs loan and net reductions in the revolving line of credit, offset by a decrease in restricted cash and the addition of the Subordinated Promissory Note.

On May 29, 2003, we entered into an Accounts Receivable Agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. The Credit Agreement is an accounts receivables backed facility and has inventory, intellectual property and other general intangibles as additional collateral. The Credit Agreement replaced our revolving line of credit with LaSalle Business Credit, LLC and is not subject to any restrictive financial covenants. We have a maximum of $3,000 available under the Credit Agreement, with the actual lending amount based on accounts receivable invoice factoring. As of May 31, 2003, there were no borrowings under the Credit Agreement. Effective May 29, 2003, the Credit Agreement bears a immediate processing fee of 0.50% of each assigned amount, a per diem equal to 1/25% on any assigned amount that remains uncollected and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. The effected interest rate based on our average DSO of 43 days would be 18.6% annualized.

We believe that existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow to meet short- and long-term debt obligations and operating requirements. We are in the process of obtaining additional financing sources to refinance the Subordinated Promissory Note.

We originally issued IDRBs in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from the Subordinated Promissory Note were used to fund the repayment of principal and interest on the IDRBs.

During fiscal 2003, we intend to expend no more than $500 for manufacturing and facility improvements and capital equipment, of which $224 has been expended during the first three quarters of fiscal 2003. The remaining additions will only be made to increase manufacturing capacity to the level sufficient to meet near-term production requirements and, if necessary, add technological capabilities and are expected to be funded from operations and available debt financing.

Giving effect to the acquisition of AMD and the assumed operating lease and other contractual commitments, including (i) the Subordinated Promissory Note and (ii) the rights and obligations of the operating leases including the facilities for AMD that has an original 10-year lease commitment, our contractual obligations at May 31, 2003 are summarized in the following table:

	Three
	Months	Fiscal	Fiscal
	Ending	Year	Year
	August 31,	Ending	Ending
	2003	2004	2005	Thereafter	Total

Long-term debt	$111	$144	$2,621	$—	$2,876
Operating leases	718	2,831	2,654	17,406	23,609

Total contractual obligations	$829	$2,975	$5,275	$17,406	$26,485

RESULTS OF OPERATIONS

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results:

	Three Months Ended				Nine Months Ended

	May 31, 2003		June 1, 2002		May 31, 2003		June 1, 2002

Net sales	$12,517	100%	$8,500	100%	$26,151	100%	$22,424	100%
Cost of sales	9,983	80%	6,346	75%	22,143	85%	18,346	82%

Gross profit	2,534	20%	2,154	25%	4,008	15%	4,078	18%
Operating expenses	2,923	23%	1,948	23%	6,879	26%	5,921	26%

Operating income (loss)	(389)	(3)%	206	2%	(2,871)	(11)%	(1,843)	(8)%
Other expense	(924)	(7)%	(27)	—%	(952)	(4)%	(109)	—%

Income (loss) before income taxes	(1,313)	(10)%	179	2%	(3,823)	(15)%	(1,952)	(9)%
Income tax (expense) benefit	2	—%	(64)	(1)%	21	—%	663	3%

Net Income (loss)	$(1,311)	(10)%	$115	1%	$(3,802)	(15)%	$(1,289)	(6)%

Net Sales

Our sales fluctuate based on changing product mix and market instability and are dependent on the level and timing of customer business and other matters such as customer concentration.

Net sales in the third quarter were $12,517, $4,017 or 47% higher that the comparable quarter last year. Net sales for the nine months ended May 31, 2003, were $26,151, $3,727 or 17% higher than the first nine months of last year. The third quarter and year to date increase mainly related to $6,240 and $9,049, respectively, in net sales generated by the AMD business, which we acquired in January 2003.

The communications and RFID markets remain soft as customers are awaiting market acceptance of new products and increased demand for existing products. As the demand for these products increases, we believe that we are well positioned for an increase in sales in these markets. We are also experiencing continued external interest in our proprietary products, for which we are working on new designs, qualification testing and prototype orders with numerous customers.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales are subject to uncontrollable fluctuations. To the extent that sales to any one customer represent a significant portion of sales, any change in the sales levels to that customer can have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume. We have significant customer concentration with 45% of net sales in the third quarter of fiscal 2003 being generated by three customers. Net sales generated by these customers amounted to 60% for the third quarter of last year.

At May 31, 2003, our backlog for future orders was approximately $22,037, compared to approximately $5,387 at August 31, 2002. This increase in backlog relates to the acquisition of AMD, which had a backlog of $15,100 at May 31, 2003. The AMD backlog includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market for the three and nine months ended May 31, 2003, and June 1, 2002, respectively, are as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002

Medical	$7,203	$658	$11,870	$1,446
Hearing	3,337	5,444	9,358	15,494
RFID/Communications	1,551	1,996	3,801	4,719
Industrial/HDI	426	402	1,122	765

Total Net Sales	$12,517	$8,500	$26,151	$22,424

Net sales analysis by market follows:

Medical: The acquisition of the AMD business accounted for the majority of the $6,545 and $10,424 increase in medical sales for the three- and nine-month periods ended May 31, 2003, and June 1, 2002, respectively.

Hearing: We continue to experience fluctuations in demand for our hearing products. Hearing sales for the three- and nine-month periods ended May 31, 2003, and June 1, 2002, decreased 39% and 40%, respectively, to $3,337 and $9,358, respectively. These decreases are mainly due to excess inventory positions at significant hearing customers and reflect the general economic slowdown, which continue to negatively impact the hearing contract manufacturing markets. During the latter part of fiscal 2002, a major customer’s internal manufacturing capabilities increased, which are expected to reduce annual revenues for fiscal 2003 by approximately $3,000. Also a significant customer has verbally advised us that it intends to discontinue a significant program with us in order to place it offshore. This program discontinuance will reduce but not eliminate sales stream from this customer

RFID/Communications: Net sales to Radio Frequency Identification (“RFID”) and Communication customers decreased by $445 or 22% and $918 or 19% for the three- and nine-month periods ended May 31, 2003, and June 1, 2002, respectively. This decrease is driven by a significant drop in orders from a major customer that, in 2002, sold one division and terminated operations of another. We are also experiencing significant competition from overseas manufacturers in this market. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of market acceptance of these initiatives is currently unknown.

Industrial/HDI: Net sales to industrial and High Density Interconnect (“HDI”) customers for the three-month and nine-month period ended May 31 2003, increased 6% and 47%, respectively, to $426 and $1,122 respectively. HDI represents net sales of flexible circuit boards. The overall market remains depressed, however, demand from a few of our customers increased this quarter and increased activity is seen in this market with low volume purchase orders.

Gross Profit

Gross profit was $2,534 (20% of net sales) and $4,008 (15%) for the three- and nine-months ended May 31, 2003, respectively, compared to $2,154 (25%) and $4,078 (18%) for the three- and nine-months ended June 1, 2002, respectively. An unfavorable mix of revenue from lower margin manufacturing programs coupled with lower manufacturing yields drove the decreases in gross margin. Our gross margins are heavily impacted by fluctuations in revenue, due to the fixed nature of many of our manufacturing costs.

Operating Expenses

Operating expenses increased by $975 or 50% and by $958 or 16% for the three- and nine-month periods ended May 31, 2003, and June 1, 2002, respectively. The increase for the three months ended May 31, 2003, related to the AMD business acquired in January 2003, representing $1,137 for this period. As a percentage of net sales, operating expenses in total were 23% and 26%, respectively, for the three and nine-month periods ended May 31, 2003, respectively, compared to 23% and 26%, respectively, for the comparable periods last year. Factors having an impact on these expenses include our past cost containment measures, which, in addition to staff reductions, include decreased insurance, legal and depreciation costs. These reductions were mitigated by increases in advertising, travel and severance costs. Overall expenses continue to decline as a result of our continued effort to right-size the business balanced with our commitment to maintain our research and development efforts and continued sales and marketing focus.

Other Income (Expense), net

We recorded $924 and $952 in net other expenses during the three- and nine-month periods ended May 31, 2003, respectively, and $27 and $109 in net other expenses during the three- and nine-month ended June 1, 2002, respectively. Unusual expenses during the three-month period ended May 31, 2003, were non-cash write off of bank fees of $165 related to the terminated revolving line of credit with LaSalle Business Credit, and a reserve of $681 for Mr. Fant’s promissory note to us and other loans to Mr. Fant from us due to the uncollectible nature of the note from Mr. Fant, a current director and our former Chairman of the Board, Chief Executive Officer and President. Interest expense was $105 and $224 during the three- and nine-month periods ended May 31, 2003, respectively, and $88 and $262 during the three- and nine-month ended June 1, 2002, respectively. The improvement for the nine month period relates to the reduction in our debt.

Income Taxes

We established a valuation allowance of approximately $4,800 and $3,400, respectively, at May 31, 2003, and August 31, 2002, respectively, to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired. At May 31, 2003, we had Federal net operating loss carryforwards of $10,761 that expire at various dates ranging from 2013 through 2022.

Forward-Looking Statements

Information in this document, which is not historical, includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These statements are made based on our current views and assumptions regarding technology, markets, growth and earnings expectations, and all of such forward-looking statements involve a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, continuing adverse business and market conditions, our ability to secure and satisfy customers, the availability and cost of materials from our suppliers, adverse competitive developments, changes in or cancellations of customer requirements, integration of AMD, collection of outstanding debt, our ability to succeed on the merits and defend against litigation, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements and holders of our securities are specifically referred to such documents with regard to factors and conditions that may affect future results. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
(in thousands, except share and per share amounts)

We are not exposed to certain market risks with the Credit Agreement and capital expenditure commercial loans. At May 31, 2003, the outstanding balance on the Credit Agreement and capital expenditure commercial loans were $0, and $248, respectively. Effective May 29, 2003, the Credit Agreement bears a immediate processing fee of 0.50% of each assigned amount, a per diem equal to 1/25% on any assigned amount that remains uncollected and a monthly aggregate minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place.

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

In connection with the AMD acquisition, we issued a Subordinated Promissory Note to CMED in the principal amount of $2,628 (the “Subordinated Promissory Note”). The terms of the Subordinated Note include an interest rate of 10% (increasing to 12% and 14%, in July 2003 and January 2004, respectively), and a due date for all principal and interest of September 30, 2004. On May 8, 2003, the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820.

We used the proceeds from the Subordinated Promissory Note to retire our remaining indebtedness including our IDRBs and capital expenditure notes with LaSalle Business Credit LLC. The Subordinated Promissory Note continues with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment the terms of the Subordinated Promissory Note were modified on May 16, 2003 on the Subordinated Promissory Note, Whitebox will discount the face value of the Subordinated Promissory Note by $410 if paid by July 15, 2003, or $390 if paid by August 15, 2003. The principal prepayment will include all accrued interest through the payment date. In the event that we do not prepay the Subordinated Promissory Note in full by August 8, 2003, the following terms and conditions will apply to the ongoing obligation:

•	We will grant a first priority mortgage on our facility in Victoria, Minnesota.

•	Accrued and unpaid interest will be capitalized as part of Subordinated Promissory Note.

•	We will issue 400,000 warrants that are exercisable over the next five years at an exercise price of 10% above the closing price of our common stock at August 15, 2003, as a form of prepayment of interest through September 30, 2004.

•	At our option, we will have the right to extend the Subordinated Promissory Note to March 31, 2005, at a 12% annual rate.

•	We will retain the right to prepay the Subordinated Promissory Note at any time without premium or penalty.

We are exposed to market risk associated with the fair value of our common stock related to the potential issuance of the above noted warrant for 400,000 shares of common stock. For example, if on August 15, 2003, the closing price of the Company’s common stock is $2.50 (based on the high stock price for the last six months) and $1.75, (based on the low stock price for the last six months) the Company will recognize interest expense of $607 or $425, respectively, from that date to September 30, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Subsequent to the end of our third quarter, on June 30, 2003, we commenced litigation against Anthony Fant, a current director and our former Chairman of the Board, Chief Executive Officer and President, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleges breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans from us in the total amount of approximately $681, and certain other matters. In the lawsuit, we are seeking recovery of all amounts owed to us on the promissory note and the other loans, certain expenses incurred by us on behalf of Mr. Fant, and litigation costs and expenses.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	10.1	Accounts receivable agreement dated May 29, 2003 between HEI Inc. and Beacon Bank

	10.2	Letter confirming the understanding between HEI Inc. and Whitebox Hedged High Yield Partners relating to the Subordinated Promissory Note.

	99.1	Section 906 Certification of the Chief Executive Officer

	99.2	Section 906 Certification of the Chief Financial Officer

b)	Reports on Form 8-K

On March 20, 2003, we filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, certain information relating to the election of directors and certain changes regarding our management structure.

On April 10, 2003, we filed a Current Report on Form 8-K reporting, under Item 7 — Financial Statements and Exhibits, the audited and unaudited financial statements for AMD. This filing was an amendment to our previously filed Current Report on Form 8-K, dated January 24, 2003, regarding our acquisition of AMD.

On April 22, 2003, we filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, certain information regarding the appointment of Mack V. Traynor, III, as our Chief Executive Officer and President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

Date: 07/15/03	/s/ Douglas J. Nesbit Douglas J. Nesbit Chief Financial Officer

CERTIFICATIONS

I, Mack V. Traynor, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HEI, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 15, 2003

I, Douglas J. Nesbit, certify that:

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

/s/ Douglas J. Nesbit

Douglas J. Nesbit Chief Financial Officer

Date: July 15, 2003

Exhibit Index

10.1	Accounts receivable agreement dated May 29, 2003 between HEI Inc. and Beacon Bank

10.2	Letter confirming the understanding between HEI Inc. and Whitebox Hedged High Yield Partners relating to the Subordinated Promissor

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer