Form 10-K
period 2003-08-31
HEI INC
filed 2003-12-16
CIK 351298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2003.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-10078

HEI, Inc.

(Exact name of registrant as specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0944876 (I.R.S. Employer Identification No.)

P.O. Box 5000, 1495 Steiger Lake Lane Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

Issuer’s telephone number, including area code:

(952) 443-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.05 Per Share
(Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value, in thousands, of the voting and non-voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price as reported by The NASDAQ National Market): $12,907,000.

     As of December 15, 2003, 7,045,791 Common Shares, par value $.05 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
PART I
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security-Holders
PART II
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (In thousands of dollars)
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
FINANCIAL CONDITION
TERM-DEBT
FISCAL 2004 LIQUIDITY
CONTRACTUAL OBLIGATIONS
RISK FACTORS
Item 7A. Qualitative and Quantitative Disclosures About Market Risk. (In thousands)
Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF FINANCIAL RESPONSIBILITY
PART III
PART IV
SCHEDULE II
SIGNATURES
EX-3.3 Amendment, dated March 19, 2003 to Bylaws
EX-10.24 1998 Stock Option Plan
EX-10.34 Separation Agreement and Release
EX-10.35 Employment Agreement - Douglas J. Nesbit
EX-10.36 Employment Agreement - Stephen K Petersen
EX-10.37 Employment Agreement - Scott M. Stole
EX-10.38 Employment Agreement - Simon F Hawksworth
EX-10.39 Employment Agreement - James C. Vetricek
EX-10.40 Note Prepayment Agreement
EX-10.41 Promissory Note
EX-10.42 Term Loan Agreement
EX-10.43 Combination Mortgage, Secruity Agreement
EX-10.44 Environmental Investigation Letter
EX-10.45 Promissory Note
EX-10.46 Term Loan Agreement
EX-10.47 Commercial Security Agreement
EX-10.48 Combination Mortgage, Secruity Agreement
EX-10.49 Environmental Investigation Letter
EX-10.50 Asset Purchase Agreement
EX-10.51 Accounts Receivable Agreement Amendment
EX-21 Subsidiaries of the Registrant
EX-23 Consent of KPMG LLP
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

FORWARD-LOOKING STATEMENTS

      Some of the information included in this Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors included in Item 7 of this Annual Report on Form 10-K provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

      HEI, Inc. and subsidiaries are referred to herein as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. All dollar amounts are in thousands of US dollars except for per share amounts.

PART I

Item 1.	Business.

Business Development

      We are a Minnesota corporation and were incorporated as Hybrid Electronics Inc. in 1968 and changed our name to HEI, Inc. in 1969. During our fiscal year ended August 31, 2000 (“Fiscal 2000”), we acquired Cross Technology, Inc. (“Cross”), now our wholly owned subsidiary. The acquisition of Cross was a strategic move to expand our product offerings in the ultraminiature markets that we serve. We opened our Mexico operation in Fiscal 2000 focusing on low cost contract assembly and closed this facility during our fiscal year ended August 31, 2001 (“Fiscal 2001”), primarily as a result of lack of profitability, disposing of some assets and relocating some assets to our other facilities.

      On January 24, 2003, we acquired certain assets and assumed certain liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado operations (“Advance Medical Operations” or “AMO”) in a business combination accounted for as a purchase. In connection with this acquisition, we issued one million shares of our common stock and assumed approximately $900 of AMO liabilities, as well as an operating lease and other contractual commitments. The purchase price of AMO was $2,600 based upon the closing market price of a share of our common stock the day the acquisition was finalized and consummated, as quoted on the NASDAQ National Market. The excess of the fair value of net assets over the purchase price in the amount of $3,760 has been allocated to reduce the carrying value of identifiable long-lived tangible and intangible assets.

Business of the Company

Principal Products and Services

Overview

      HEI provides a comprehensive range of engineering, product design, automation and test, manufacturing and fulfillment services and solutions to our customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment industries. We provide these services and solutions on a global basis through four integrated facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. HEI uses the leverage created by its various technology platforms to provide bundled solutions to the markets served. In doing so, the Company uses much of its internal manufacturing capacity to create these solutions. For example, the “Link-itTM connectivity solution” uses flex circuitry, circuit board assembly, radio frequency (“RF”), software code and engineering services developed and delivered by our different internal capabilities. All of our facilities are ISO 9001:2000 certified.

      In our Victoria, Minnesota facility we design and manufacture ultra miniature microelectronic devices and high technology products incorporating these devices. These custom microelectronic devices typically consist of placing or assembling one or more integrated circuits (“IC”) commonly referred to as “chips,” and other passive electrical components onto a ceramic or organic substrate. The microelectronic assembly typically embodies the primary functions of the end products of our customers, such as hearing aids, defibrillators and communication components. For example, in hearing aids the microelectronic assemblies we design and make are contained within a shell and connected to a microphone, receiver and battery. For some customers, we procure the microphone, receiver and battery from outside vendors and assemble all of the components into further assemblies; and we may sell only the microelectronic assembly to other customers. Our custom-built microelectronics are employed in the hearing, medical, telecommunications and ultra miniature radio frequency markets. Our microelectronics facilities achieved ISO 9001:2000 certification in August 2003.

      Certain proprietary technology employed in our Victoria facility allows us to manufacture miniature packages that are specially designed to hold and protect high frequency chips for broadband communications. This package, with the enclosed chip, may then be easily and inexpensively attached to a circuit board without degrading the high-frequency performance of the chip. These packages, and the high-frequency chips that they contain, are specifically designed for applications in high-speed optical communication devices — the individual parts of the fiber-optic telecommunications network that companies and individuals use to transmit data, voice and video across both short and very long distances. We manufacture our products by fabricating a substrate and placing integrated circuits and passive electrical components onto that substrate. Substrates are made of multi-layer ceramic or laminate materials. The process of placing components onto the substrate is automated using sophisticated equipment that picks an IC from a wafer or waffle pack and places it onto a substrate with very high precision. Many of the components require wire bonding to electrically connect them to the substrate. We then electrically test the microelectronic assemblies to ensure required performance.

      In our Boulder, Colorado facility we provide four primary products and services. First, we provide custom design and development outsourcing services for customers ranging from large medical device original equipment manufacturers (“OEMs”) to emerging medical device companies worldwide. Our design and development projects generally include product concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing, and development of test specifications and procedures. We also perform various forms of verification and validation testing for software application and medical devices. We maintain a technical staff of engineers with backgrounds focused in electrical, mechanical, software and manufacturing disciplines. Second, Boulder’s medical imaging group designs, develops and manufactures a broad range of advanced application software and major subsystem hardware. Our work includes the development of leading edge MRI software, cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business are undertaken with major OEMs in the medical imaging system market that integrate the power subsystems into their imaging systems. Third, we provide medical device manufacturing outsourcing services. We manufacture complex electronic and electromechanical medical devices. We are a registered device manufacturer with the Food and Drug Administration (the “FDA”) and are required to meet the FDA’s Quality System Regulation (“QSR”). This facility’s quality system is certified to, and meets, ISO 9001:1994 and ISO 13485 standards. Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services. Our manufacturing outsourcing services generally involve complex high-end devices, as opposed to commodity or high-volume products. In providing outsourcing services, we manufacture products for use in blood analysis, women’s health therapies, and cancer detection systems. Fourth, Boulder provides a connectivity solution consisting of both hardware and software. This technology enables medical device Original

Equipment Manufactures (OEMs) and Health Care Information Technology (HCIT) vendors to add wired and wireless web server connectivity to their products quickly and cost-effectively.

      Our Chanhassen, Minnesota facility manufactures wireless smart cards and other ultra-miniature RF applications. Ultra miniature electronic modules are connected to an RF coil, creating an assembly. This assembly is contained within a smart card or wireless card (about the same size as a credit card) that is used for financial, security access and identification or tacking applications.

      In our Tempe, Arizona facility, we manufacture and design high density, high quality flex circuits and high-performance laminate-based substrates. We utilize specialized tooling strategies and advanced procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process. Significant portions of the substrates produced at this facility are transformed into custom-built microelectronics at our facility in Victoria, Minnesota.

      Customers: We sell our products through our company-employed sales force based at our facilities in Minnesota, Arizona and Colorado, as well as through our independent sales representatives. In addition, we promote our services through industry advertising and exhibition at industry trade shows.

      We currently have annual agreements with our three largest customers, Siemens, Inc., GN ReSound AS and GE Medical Systems (“GEMS”), a subsidiary of General Electric Company, along with several other customers. These agreements typically include basic understandings that relate to estimated needs of the customer, as well as a range of prices for the products for the current year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks) and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement. Although these annual agreements do not commit our customers to order specific quantities of products, they set the sale price and are useful as they enable us to forecast our customer’s orders for the upcoming year.

      Actual orders from our customers with whom we have annual agreements are made through customer supplied purchase orders (“POs”). POs specify quantity, price, product lead times, material and quality requirements and other general business terms and conditions. For customers with lower demand requirements we commonly use their POs only to plan production and procure materials. These programs are subject to our standard terms and conditions including cancellation clauses, whereby either party may cancel such POs for any reason upon advanced notice given within a relatively short time period.

      Component Supply Operations: For all application specific or custom material, we try to match the quantities and terms related to the supply of such product of the customer and all major vendors. Although we prefer to have long-term agreements with our vendors, we do not currently have any long-term agreements with vendors in place. Typically, there are many sources of raw material supplies available nationally and internationally; however, many raw materials we use are customer specified and we are required to use customer specified vendors, or the customer supplies materials to us. The ICs that we assemble onto circuit boards are an example of a raw material that is commonly customer specified and available from specified vendors or supplied by the customer.

      Proprietary Technology: We use proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with our customers and vendors and non-disclosure agreements with substantially all of our employees. We have approximately 20 different inventions across the spectrum of our activities, which are either granted as patents or in some stage of active patent pursuit. We pursue new patentable technologies whenever practicable. We have a total of seven active and ten pending patents. Two of our most significant patents are the High Density Stacked Circuit Module and the Interconnection Device. The High Density Stacked Circuit Module is a method of stacking two or more ICs and then electrically interconnecting them. This approach allows us to use the thickness of the circuit to add capabilities rather than increase the width and length. The result is a more compact device than can be attained using conventional methods. The primary application is in our hearing market, where smaller circuits make it possible to fit more people with hearing aides and makes the hearing aid less obtrusive. Our latest design patent, the Interconnection Device, allows for the cost effective use of high-speed millimeter wave ICs by placing them into surface mount packages. These surface mount packages allow our customers to cost effectively incorporate those packages into their products, and also permits a rapid increase to high volume manufacturing, using standard high volume assembly equipment.

      Government Regulations: Certain end products of our customers that we manufacture in our facilities are subject to federal governmental regulations (such as FDA regulations). The Boulder facility is a registered device manufacturer with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “FDC Act”), and regulations issued or proposed under the FDC Act, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to products that are outsourced to us for manufacture, which include many of our customers’ products, but not to our imaging and power generation products. The FDC Act and the regulations include requirements that manufacturers of medical products and devices register with, and furnish lists of products and devices manufactured by them, to the FDA. Prior to marketing a medical product or device, the company selling the product or device must obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products. We are not directly subject to any governmental regulations or industry standards at our Victoria, Chanhassen and Tempe facilities. However, we are subject to certain industry standards in connection with our ISO 9001:2000 certification. Our products and manufacturing processes at such facilities are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality. All facilities are subject to local environmental regulations.

      The FDA’s Quality System Regulation for medical devices sets forth requirements for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our Boulder facilities. The FDA reviewed our procedures and records during routine general inspections in 1995 and each year from 1997 to 2003.

      Over 90 countries have adopted the ISO 9000 series of quality management and quality assurance standards. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation and servicing. The quality systems for our AMO are ISO 9001 and ISO 13485 certified, and our Victoria, Chanhassen, and Tempe facilities achieved ISO 9001:2000 certification in August 2003.

      There are no material costs or expenses associated with our compliance with federal, state and local environmental laws. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol that are used in very small quantities to manufacture our products. We are currently in compliance with these regulations and we have valid permits for the storage and disposal of the hazardous substances we generate. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

      Dependence on Single or Few Customers and Backlog: The table below shows the percentage of our net sales to major customers that accounted for more than 10% of total net sales in our fiscal years ended August 31, 2003, 2002, and 2001.

	Fiscal Years Ended
	August 31,

Customer	2003	2002	2001

Sonic Innovations, Inc.	17%	32%	26%
Siemens, Inc.	14%	32%	25%
GE Medical Systems	14%	—	—
Triquint Optoelectronics	—	—	10%

      Sonic Innovations, Inc. and Siemens, Inc. operate in the human hearing-aid market. The decrease in percent of sales and sales dollars with both Sonic Innovations, Inc and Siemens, Inc. during our fiscal year ended August 31, 2003 (“Fiscal 2003”), is largely a result of their increased internal manufacturing capabilities and off shore out sourcing. GE Medical Systems, a subsidiary of General Electric Company, is a customer in the MRI component market of our Advanced Medical Operations and, although AMO was new to HEI in Fiscal 2003, GEMS was a customer of CMED during CMED’s fiscal years ended June 30, 2003, 2002 and 2001. Triquint Optoelectronics is a customer in the communications market. Reduced revenue from Triquint Optoelectronics is attributed to the overall downturn in the telecommunications market. For financial information about revenues from external customers attributed to specific geographic areas see Item 8 — Note 17 to Consolidated Financial Statements.

      The following table illustrates the approximate percentage of our net sales by market segment served.

	Fiscal Years Ended
	August 31,

Market	2003	2002	2001

Medical/ Hearing	82%	76%	61%
Communications	6%	11%	17%
RFID	8%	10%	14%
Other	4%	3%	8%

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

      At August 31, 2003, our backlog of orders for revenue for our fiscal year ending August 31, 2004 (“Fiscal 2004”) was approximately $18,645 compared to approximately $5,400 at August 31, 2002. We expect to ship our backlog as of August 31, 2003, during Fiscal 2004. This increase in backlog is mainly due to increased order activity from the overall stronger economic conditions in our markets and $10,864 from the acquisition of AMO.

      Competition: In each of our product lines, we face significant competition, including customers who may produce the same or similar products themselves. Our competitive advantage starts with knowledge of the market requirements and our investment in technology to meet those demands. We use proprietary technology and proprietary processes to create unique solutions for our customers’ product development and manufacturing requirements. We believe that customers engage HEI because they view us to be the leading edge in designing and manufacturing products that help them, in turn, delivering better products faster and cheaper than they could do by themselves. Finally, we compete on the basis of full service to obtain new and repeat orders. We are a full-service supplier and partner with our customers, providing full “turn-key” capability.

      Research and Development: The amount that we spent on company-sponsored research and development activities aggregated approximately $2,580, $2,516 and $2,433 for our fiscal years ended August 31, 2003, 2002 and 2001, respectively.

      Employees: On August 31, 2003, we employed 284 full-time persons and 1 part-time person.

Item 2.     Properties.

      We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in August 1981. The facility was expanded during our fiscal year ended August 31, 1996 from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The addition was financed through the issuance of Industrial Development Revenue Bonds (“IDRBs”) with the City of Victoria on the property and certain equipment. On March 14, 2003, the outstanding principal and interest on these IDRBs were paid from the proceeds of the subordinated promissory note issued to CMED in connection with the acquisition of our AMO (the “Subordinated Promissory Note”) In October 2003, the Company completed a $1,200 financing that is secured with a mortgage on the Victoria, Minnesota facility.

      We lease a 14,000 square foot facility in Tempe, Arizona for our high density interconnect business. We lease two properties in Minnesota: a 20,000 square foot facility in Chanhassen, Minnesota, for part of our RFID business, and a 3,100 square foot facility in Eden Prairie, Minnesota, that was formerly used for corporate offices. In April 2003, we re-located our corporate offices to our Victoria facility and sub-leased the Eden Prairie facility The Tempe and Chanhassen facilities are leased until July 2005 and June 2012, respectively, and the Eden Prairie facility is leased until March 2005.

      We lease a 150,022 square foot facility in Boulder, Colorado for our Advanced Medical Operations. The Boulder facility is leased until April 2013. As a part of the purchase accounting for the acquisition of our AMO, HEI has established a $3,110 reserve related to the future estimated lease payments of the Boulder facility, which is currently not being fully utilized. In addition, we intend to reduce our occupancy costs at this facility by sub-leasing the 50,000 square foot addition.

Item 3.     Legal Proceedings.

      On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On August 12, 2003, the Court did not rule on the other counts in the complaint, reserving to a later time such determination. On November 24, 2003, the Court granted us an additional judgment against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts. Such amount partially reduces the judgment amount. We continue to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

Item 4.     Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended August 31, 2003.

Executive Officers of the Registrant

      The following is a list of our executive officers, their ages and offices as of December 16, 2003. Each executive officer serves a term of one year or until his successor is appointed and qualified.

Name	Age	Position

Mack V. Traynor, III	45	Chief Executive Officer and President
Douglas J. Nesbit	51	Chief Financial Officer
Stephen K. Petersen	51	Vice President of the Micro Electronics Operation
Scott M. Stole	40	Chief Technical Officer
Simon F. Hawksworth	37	Vice President of Sales and Marketing
James C. Vetricek	46	Vice President of the Advanced Medical Operation

      Mack V. Traynor, III has served as our Chief Executive Officer and President since March 2003, and has served on our Board of Directors since 1998. Mr. Traynor currently serves as President of Manitou Investments, a private investment and business management firm, a position he has held since 1998. Although Mr. Traynor currently serves in such capacity with Manitou Investments, he devotes substantially all of his efforts to his duties and responsibilities at the Company. Since June 2003, Mr. Traynor has served on the Board of Directors of ACT Telecommunications (NASDAQ: ACTT), an international teleconferencing service provider. Previously, Mr. Traynor served as President and Chief Executive Officer of Supreme Companies, Inc., a privately held landscape and grounds maintenance company, from February 2002 to September 2003. Mr. Traynor also previously served as Chief Executive Officer of Do The Good, Inc., a philanthropic software development company, from May 2001 until October 2001, and as Chief Financial Officer of 10K Partners, Inc., private investment company, from April 2000 until June 2000. Mr. Traynor served as President and Chief Executive Officer of NeoNetworks, a privately-held development stage company designing high-speed data communications equipment, from October 1998 to April 2000. Mr. Traynor was a director of Telident, Inc., a publicly-held telecommunications products and services company, from 1998 to 2000. Mr. Traynor also served as a director of Eltrax Systems, Inc., a publicly-held networking products and services company, from 1995 to 1999, serving as Chief Financial Officer from 1995 to 1996 and President, Chief Executive Officer and Chief Operating Officer from 1995 to 1997. Mr. Traynor served as President and Chief Operating Officer of Military Communications Center, Inc., a company that provided telecommunications services to U.S. Military personnel, from 1988 to 1995. He also served as President of U.S. West Enterprises, a division of U.S. West, Inc.

      Douglas J. Nesbit has served as our Chief Financial Officer since June 2003. Prior to joining HEI, Mr. Nesbit served as the Chief Financial Officer, Secretary and Treasurer of LecTec Corporation, a publicly-held consumer health care company, from 2000 to 2003, as the Corporate Treasurer at Secure Computing Corporation, a provider of computing system security tools and devices, from 1997 to 2000, and as Corporate Controller of ValueRX, a pharmacy benefit management firm, from 1996 to 1997. Mr. Nesbit’s professional background also includes public accounting experience with the big four firm of KPMG LLP. Mr. Nesbit also serves as a Director of the Minnesota Society of Certified Public Accountants and a participant on the CPE advisory committee for the AICPA.

      Stephen K. Petersen Vice President of the Micro Electronics Operation joined us in March 1998 as Director of Manufacturing. He was appointed Vice President of Operations in September 2000. Before joining us, he was employed with Sheldahl, a manufacturer of electronic materials and derivatives, in a variety of positions ranging from Engineer to Plant Manager and most recently as the Operations Manager. Mr. Petersen was responsible for production and manufacturing engineering departments.

      Scott M. Stole Ph.D. joined us in October 2000 as Director of Advanced Process Development. In June 2003, he was promoted to Chief Technical Officer. Prior to joining HEI, Dr. Stole served as President & CEO of Questek Innovations, Inc., a developer of advanced hardware technologies for the disk drive industry, from May 1997 to October 2000, where he oversaw technology development, intellectual property protection, corporate strategy and strategic alliances. Dr. Stole received his Ph.D. from Iowa State University and his Bachelors degree from Concordia College, and has 13 years of experience in the design, development and manufacture of a wide range of microelectronics and advanced materials-related products.

      Simon F. Hawksworth joined us in September 2002 as Vice President of Sales and Marketing. Prior to joining us, he served as Vice President of Sales and Marketing at InnovaComm Technologies, Inc, a microelectronics manufacturing company and a spin-off of Maxtek, a wholly-owned subsidiary of Tektronix, from February 2000 to August 2002. Mr. Hawksworth also served, from August 1998 to August 2002, in a variety of positions at Maxtek from Business Development Manager through Director and Vice President of Sales and Marketing. Prior to joining us, Mr. Hawksworth’s positions focused on winning new business requiring high frequency electronics packaging solutions.

      James C. Vetricek joined us in January 2003 in connection with our acquisition of our AMO as Vice President of our AMO. Prior to such acquisition, Mr. Vetricek served as Vice President, Quality and Regulatory Affairs of CMED from February 2001 to January 2003. Mr. Vetricek has over 20 years of experience as a medical device professional managing facilities with multi-site operations. His responsibilities have included research and development, regulatory affairs, pilot manufacturing, and proprietary and contract manufacturing operations. Mr. Vetricek’s product experience includes sterile single use devices, implants, bio absorbable surgical materials, electromechanical surgical systems, anesthesia systems and cardiovascular monitoring devices. Prior to joining CMED, he served as Vice President of Regulatory Affairs & Quality Management at Linvatec, a division of Conmed a medical equipment manufacturer from February 1999 to February 2001. Mr. Vetricek also serve from September 1994 to June 1998 as Vice President of Regulatory Affairs & Quality Assurance and R&D at Ohmeda Medical Device, a division of BOC Group an industrial producer of gases.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is currently traded on the NASDAQ National Market under the symbol HEII. Below are the high and low sales prices for each quarter of our fiscal years ending August 31, 2003 and 2002, for our common stock, as reported by NASDAQ National Market.

Fiscal Year Ended
August 31, 2003	High	Low

First Quarter	$5.55	$2.77
Second Quarter	3.20	1.70
Third Quarter	2.85	1.65
Fourth Quarter	4.68	2.60

Fiscal Year Ended
August 31, 2002	High	Low

First Quarter	$8.70	$6.00
Second Quarter	7.90	5.50
Third Quarter	8.33	5.76
Fourth Quarter	7.80	4.30

      As of December 12, 2003, we had 310 shareholders of record. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance our continued development. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our loan agreements with our lender provides that we cannot, without the lender’s prior written consent, pay any dividend or make any distribution of assets to our shareholders or affiliates.

Item 6.	Selected Financial Data.

HEI, Inc. and Subsidiaries

Five-Year Summary of Selected Financial Information

	Fiscal Years Ended August 31,

	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)

	(In thousands, except per share amounts)
Net sales	$38,440	$28,532	$44,832	$42,799	$29,089
Cost of sales	31,327	23,375	36,841	35,544	22,378

Gross profit	7,113	5,157	7,991	7,255	6,711

Operating expenses:
Selling, general and administrative	7,639	5,335	5,806	6,338	4,623
Research, development and engineering	2,580	2,516	2,433	1,764	1,343
Unusual charges	331	—	1,693	453	490

Operating income (loss)	(3,437)	(2,694)	(1,941)	(1,300)	255
Other income (expense), net	(1,213)	(106)	(2,182)	(227)	380

Income (loss) before income taxes	(4,650)	(2,800)	(4,123)	(1,527)	635

Income tax expense (benefit)	(21)	1,092	(930)	(372)	242

Net income (loss)	$(4,629)	$(3,892)	$(3,193)	$(1,155)	$393

Net income (loss) per basic share	$(0.70)	$(0.65)	$(0.65)	$(0.24)	$0.08
Net income (loss) per diluted share	$(0.70)	$(0.65)	$(0.65)	$(0.24)	$0.08
Weighted average common shares outstanding:
Basic	6,629	5,992	4,881	4,726	4,698
Diluted	6,629	5,992	4,881	4,726	4,701
Balance sheet as of year end:
Working capital	$5,885	$4,369	$8,793	$5,902	$8,333
Total assets	26,503	22,989	27,528	28,936	23,739
Long-term debt, less current maturities	2,689	1,473	3,972	3,894	3,415
Shareholders’ equity	13,191	14,570	18,420	15,116	15,566

(a)	For Fiscal 2003 unusual charges consisted of an impaired asset write-down of $331. Other expense included costs related to the non-cash write off of bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit and a reserve of $841 for Mr. Fant’s promissory note and other amounts due from Mr. Fant.

(b)	Income tax expense reflects the establishment of a $3,420 valuation allowance of which $3,188 was included in income tax expense.

(c)	For Fiscal 2001 unusual charges consisted of costs related to the closure of the Mexico product line of $425 and a $1,268 loss on the write-off of accounts receivable primarily related to customers of the Mexico product line and other expense included the write-off of the investment in MSC.

(d)	For Fiscal 2000 unusual charges of $453 consisted of acquisition transaction costs related to the Cross acquisition.

(e)	For our fiscal year ended August 31, 1999, unusual charges of $490 related to the severance agreement between the Company and the former Chief Executive Officer.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (In thousands of dollars)

      Fiscal 2003 started off slow but was bolstered by the acquisition of our AMO in the second quarter. Revenue in the first quarter began the year with the lowest revenue we have experienced in thirteen quarters at $5,490. That was a 10% drop in revenue from our first quarter of our fiscal year ended August 31, 2002 (“Fiscal 2002”). The cost reduction plan implemented in second quarter of Fiscal 2002 continued into Fiscal 2003. It is important to note that our variable costs have historically represented as much as approximately 75% of our revenue, which makes us extremely volume sensitive The cost reduction plan has lowered our quarterly breakeven point to approximately $13,000 as of the end of Fiscal 2003. We will continue to manage our costs and have a goal to lower the quarterly breakeven point by the end of Fiscal 2004. Our commitment to research and development continued in Fiscal 2003 and we have and will continue this effort to maintain and increase our propriety technology and manufacturing process. With revenue continuing to be our biggest issue in Fiscal 2003 we have streamlined and improved our sales and marketing efforts with renewed focus and talent. We are experiencing positive results from this effort and will continue to concentrate on this during Fiscal 2004 to not only increase our sales, but to increase our diversification of revenue.

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

Revenue recognition, sales returns and warranty

      We recognize revenue upon shipment of products to customers, when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. For inventory shipped on consignment, revenue is recognized upon transfer of title when the customer uses the inventory. In the normal course of business we enter into a number of contracts with our customers under which we provide engineering services on a per project basis. We recognize revenue on these services based upon meeting certain milestones and or benchmarks that are attributable to the different contractual elements of the overall contract. Based on the accomplishments of these goals we use the percentage of completion methodology to recognize the revenue and related costs to generate the revenues. Sales, payment terms and pricing extended to customers are governed by the respective contract agreements or binding POs for each transaction and provide no right of return outside of contractual warranty terms. Payment terms are seven days for consignment program sales and from four to 60 days for other customers. For items delivered with contingent payment terms, revenue is deferred for the greater of the amount of the contingent payment or the fair value of the undelivered elements and recognized when the contingency is resolved. We provide engineering and product development services to our customers pursuant to written contracts. The majority of these arrangements are time and material contracts. We recognize revenue as time is incurred or materials are consumed. To a lesser extent we have fixed-price contracts which are accounted for using either the completed contract method or the percentage of completion method.

      We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in the demands of our customers. Provisions are also recorded for warranty claims that are based on historical trends and known warranty claims. Should actual product returns exceed estimated allowances, additional reductions to our net sales would result. As of August 31, 2003 and 2002, warranty and product return reserves were $122 and $200, respectively.

Allowance for uncollectible accounts

      We estimate the collectibility of trade receivables and note receivables, which requires considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances for uncollectible accounts. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from our actual collection experience. As of August 31, 2003 and 2002, we had accounts receivable allowances of $92 and $85, respectively.

Inventories

      We record inventories at the lower of cost, using the standard and average cost method or market value. Generally, all inventory purchases are for customized parts for customer specific programs. Contractual arrangements are typically agreed to with the customer prior to ordering customized parts to protect us in cases where the demand decreases, as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. It is possible that significant charges to record inventory at the lower of cost or market may occur in the future if there is a further decline in market conditions. As of August 31, 2003 and 2002, we have reduced the carrying value to the lower of cost or market for excess and obsolete inventory by $1,511 and $311, respectively.

Long-lived assets

      We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. During Fiscal 2003 we recorded asset impairment charges of $331. For Fiscal 2002 we did not record any long-lived asset impairment charges. During Fiscal 2001 we recorded asset impairment charges of $125 for leasehold improvements and fixed assets related to the Mexico facilities closing.

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

      At August 31, 2003 and 2002, we had valuation allowances of approximately $5,400 and $3,400, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards due to the Company’s historical losses and net tax operating loss carryforward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

Purchase Accounting

      The accompanying statements set forth in Note 6 to our Consolidated Financial Statements reflect a preliminary allocation of the purchase price of our AMO. This allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $600 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on unoccupied space for which we are in the process of reviewing alternative uses. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm, to assist HEI in reducing its occupancy costs at this facility by sub-leasing the 50,000 square foot addition. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying audited consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the AMO acquisition. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities increases the carrying values of long-lived assets. At August 31, 2003, the carrying value of long-lived assets has been reduced by a net of $3,760 by the allocation of negative goodwill.

RESULTS OF OPERATIONS

Percentage of Net Sales

	Fiscal Year Ended
	August 31,

	2003	2002	2001

Gross profit	19%	18%	18%
Selling, general and administrative	20%	19%	13%
Research, development and engineering	7%	9%	5%
Other	4%	0%	4%

The following table illustrates the approximate percentage of our net sales by market segment served.

	Fiscal Year Ended
	August 31,

Market	2003	2002	2001

Medical/Hearing	82%	76%	61%
Communications	6%	11%	17%
RFID	8%	10%	14%
Other	4%	3%	8%

Net Sales

      Our net sales for Fiscal 2003, increased $9,908 or 35%, compared to Fiscal 2002. This increase in net sales from Fiscal 2002 was the result of $14,429 in net sales generated by our AMO , which we acquired in January 2003. The increase in sales associated with the addition of our AMO was partially offset by a decrease in sales of approximately $6,300 to two of our major medical/ hearing customers. Net sales in Fiscal 2002 decreased $16,300 or 36%, compared to Fiscal 2001. The decrease in net sales from Fiscal 2001 was largely a result of the general economic slowdown and the resulting impact in the medical/ hearing, communications, RFID and electronic contract manufacturing markets. Additionally, during the fourth quarter of Fiscal 2002, the internal manufacturing capacity of one of our customers increased, resulting in approximately $3,800 reduced sales of our products in Fiscal 2003.

      The communications and RFID markets remain soft as our customers are awaiting market acceptance of new products and increased demand for existing products. As the demand for these products increases, we believe that we are positioned for an increase in sales in these markets. In addition, we are experiencing continued interest in our proprietary products which have received design approval for numerous applications with increasing low volume production. We continue to work on new designs, qualification testing and continue to receive prototype orders from numerous customers.

      Sales to medical/ hearing customers represents 82% of total net sales for Fiscal 2003 and increased from $21,558 to $31,691 or by $10,133 or 47% compared to Fiscal 2002. The increase is primarily a result of the addition of our Advanced Medical Operations, which contributed $14,429 for the year in medical revenue. The increase associated with our AMO addition was partially offset as we continued to experience fluctuations in demand for our hearing products. The decreases in our hearing products are mainly due to excess inventory positions at significant hearing customers and reflect the general economic slowdown, which continues to negatively impact the hearing related contract manufacturing markets. During the latter part of Fiscal 2002, a major customer’s internal manufacturing capabilities increased, which reduced annual revenues for Fiscal 2003 by approximately $3,800. Also a significant customer advised us in June 2003 that it intended to discontinue a significant program with us in order to place it offshore. This program was discontinued in the first quarter of Fiscal 2004 and had net sales of $6,709, $9,273 and $11,271 in Fiscal 2003, Fiscal 2002, and Fiscal 2001, respectively. This program discontinuance will reduce but not eliminate sales to this customer. During the first quarter of Fiscal 2002, we entered into a program with Siemens in which our finished goods inventory is held at Siemens and we recognize revenue when they use the product. In connection with this program, certain raw materials used by us for Siemens products are being consigned to us by Siemens. The result of this program is that our finished goods inventory has increased, while raw materials for these programs have decreased.

      Fiscal 2002 sales to medical/hearing customers decreased from $27,356 in Fiscal 2001 to $21,558, or by $5,798, or 21%. The decrease in demand comparing Fiscal 2002 to Fiscal 2001 is a result of the general economic slowdown impacting the hearing contract manufacturing markets. Also, during the latter part of Fiscal 2002 one of our customer’s internal manufacturing capabilities increased, negatively impacting revenue by approximately $1,450 in Fiscal 2002.

      Net sales to the communications and industrial products market decreased from $4,004 in Fiscal 2002 to $3,864 in Fiscal 2003, or $140 or 3%. The Fiscal 2003 decrease as compared to Fiscal 2002 is largely a result of the current weakness in the telecommunications markets. We are experiencing increased activity in this market with numerous low volume purchase orders. In September 2002, we realigned our sales emphasis to narrowly focus our efforts to key niche customers to obtain the best margin revenue while improving the efficiencies in developing new business. Net sales decreased in Fiscal 2002 from $6,342 in Fiscal 2001 to $4,004 in Fiscal 2002, or by $2,338 or 37%. This decrease comparing Fiscal 2002 to Fiscal 2001 is largely a result of weakness in the telecommunications markets.

      Net sales to the RFID products market represents decreased from $2,970 in Fiscal 2002 to $2,885 in Fiscal 2003 or by $85 or 3%. This decrease was driven by a drop in orders from a major customer that, in Fiscal 2002, sold one division and terminated operations of another. We are also experiencing competition from overseas manufacturers in this market. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of market acceptance of these initiatives is currently unknown. RFID sales decreased in Fiscal 2002 from $6,389 in Fiscal 2001 to $2,970, or by $3,419 or 54%, primarily due to the above mentioned drop in orders from one major customer.

      At August 31, 2003, our backlog of orders for revenue in Fiscal 2004 was approximately $18,645, compared to approximately $5,400 and $11,000 at August 31, 2002 and 2001, respectively. We expect to ship our backlog as of August 31, 2003 during Fiscal 2004. This increase in backlog is mainly due to increased order activity from the overall stronger economic conditions in our markets and $10,864 from the acquisition of AMO. The backlog from our AMO includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

      Because our sales are generally tied to the customers’ projected sales and production of the related product, our sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our sales, any change in the sales levels to that customer can have a significant impact on our total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter.

Gross Profit

      Our gross profit as a percentage of net sales was 18.5% in Fiscal 2003, as compared to 18.1% in Fiscal 2002 and 17.8% in Fiscal 2001. Our gross margin percent of net sales increased slightly in Fiscal 2003 due to overall material costs improvement resulting in an improvement of 2.6% of net sales offset by increases in direct labor of 1.1% and manufacturing costs of 1.1%. In future periods, we expect gross margins to be impacted in a similar manner as revenues fluctuate.

      Our gross profit as a percentage of sales was 18.1% in Fiscal 2002, as compared to 17.8% in Fiscal 2001. While our gross margin percentages are heavily impacted by revenue, due to the fixed nature of many of our manufacturing costs, we were able to improve gross margins in Fiscal 2002 from Fiscal 2001 despite a 36% decrease in net sales. This improvement is due to a reduction of 35 direct labor and manufacturing employees in Fiscal 2002 resulting in a savings of $649 in direct labor and $77 in administrative salary costs, improved manufacturing yields to 94.4% in Fiscal 2002 from 92.7% in Fiscal 2001, reduced scrap expense to 3.8% in Fiscal 2002 from 4.5% in Fiscal 2001 (calculated as a percentage of gross sales), and from the closure of the Mexico product line, which generated negative gross margins of $624 during Fiscal 2001.

Operating Expenses

Selling, general and administrative

      Selling, general and administrative expenses in total were 20% of net sales in Fiscal 2003, compared to 19% and 13% in Fiscal 2002 and Fiscal 2001, respectively. Selling, general and administrative expenses in Fiscal 2003 increased $2,304 when compared to Fiscal 2002. The increase is mainly due to the acquisition of our AMO in January 2003, which contributed $2,206 in expenses for the year. In addition, excluding the depreciation related to AMO fixed assets, depreciation costs decreased in Fiscal 2003 as some of our assets, mainly computer software and equipment, were fully depreciated during the year. These reductions were mitigated by increases in advertising, travel and board of director fees. During Fiscal 2002, selling, general and administrative expenses decreased by $471 when compared to Fiscal 2001, due to the closure of the Mexico operations and other cost reductions, including reduction of employees, travel and other operational costs. These reductions were offset by increases in professional fees and insurance costs totaling $196. An 11-employee reduction during Fiscal 2002 resulted in decreased selling, general and administrative expenses of $178 during Fiscal 2002. These overall decreasing expenses are a result of our continued efforts to size our cost structure to revenue while balancing our commitment to maintain our research and development efforts and continued sales and marketing focus.

Research, development, and engineering expenses

      Research, development, and engineering expenses increased $64 in Fiscal 2003, when compared to Fiscal 2002, and increased $147, when compared to Fiscal 2001. Comparing Fiscal 2002 to Fiscal 2001, costs increased in Fiscal 2002 by $83 or 3%, compared to Fiscal 2001. In Fiscal 2003 and Fiscal 2002, the increases in research, development and engineering expenses are a result of our commitment to maintain our design capabilities to support future programs and continue the development and enhancement of our proprietary products and manufacturing processes.

Unusual Charges

      The unusual charges of $331 in the current year relate to the impairment of equipment. The asset impairment was triggered in the fourth quarter of Fiscal 2003 by the development of alternative testing that was more efficient than what could be performed by our existing equipment and notification in the same quarter that a large portion of a significant customer program will be moved offshore in the first quarter of Fiscal 2004. The unusual charges of $1,693 incurred in Fiscal 2001 relate to the write-off of accounts receivable related to customers of the Mexico operations and the closure of those operations.

Other Income (Expense), Net

      Other expenses of $1,213 in Fiscal 2003 increased $1,107 from Fiscal 2002, which reflects a decrease of $969 when compared to Fiscal 2001. The current-year increase is due primarily to costs related to the non-cash write off of deferred financing bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit, and establishment of a reserve of $841 for Mr. Fant’s promissory note and other amounts that were determined to be uncollectible. Other expense in Fiscal 2002 of $106 decreased by $626 as compared to Fiscal 2001, primarily due to lower interest expense. Net interest expense for Fiscal 2002 decreased by $158 from Fiscal 2001 as a result of the lower average debt in Fiscal 2002 of approximately $2,000, and higher average cash balances of approximately $4,000, along with average interest rates of approximately 2% lower during Fiscal 2002 compared to Fiscal 2001. The lower average debt and higher average cash balances are the result of the net offering proceeds of $6,222 received in August 2001. In addition, other expense, net for Fiscal 2001 of $732 includes a non-cash charge of $161 ($106 net of tax) related to costs associated with the abandoned CMED transaction.

Income Tax Expense (Benefit)

      Management performs an analysis of the realization of the deferred tax asset each fiscal quarter. During Fiscal 2003 we recognized an income tax benefit of $21 compared to an income tax expense of $1,092 in Fiscal 2002. During Fiscal 2003, we did not recognize a tax benefit for any of the Company’s losses. The Fiscal 2002 tax expense resulted from the establishment of a deferred tax valuation allowance to fully reserve all of our deferred tax assets. During the fourth quarter of Fiscal 2002, we determined that a valuation allowance of $3,420 should be established for all of our deferred tax assets due to the softness in our markets, the results of operations for the fourth quarter, uncertainties about visibility to customer order rates and a general economic recovery. An aggregate of $233 of tax valuation allowance was reflected as an adjustment to additional paid-in capital as it represents the tax asset benefit from stock option exercises that are included in our net operating loss carryforwards. The Fiscal 2002 deferred tax expense was partly offset by a federal income tax benefit of $459.

      Comparing Fiscal 2002 to Fiscal 2001, we recognized tax expense of $1,092 during Fiscal 2002 compared to a tax benefit of $930 in Fiscal 2001. During Fiscal 2001 we benefited the net operating loss carryforwards created by the Company resulting in a $930 tax benefit. As noted above, we established a deferred tax valuation allowance for all the deferred income tax assets as of August 31, 2002.

      At the end of Fiscal 2003, we had net operating loss carryforwards expiring at various dates ranging from 2012 through 2023. Even though valuation allowances have been established, we still retain all the economic benefits of the net operating loss in future years.

FINANCIAL CONDITION

      Our net cash flow provided by operating activities for Fiscal 2003 was $322 compared to $1,077 and $3,930 for Fiscal 2002 and Fiscal 2001, respectively. For Fiscal 2003, cash flow from operating activities was generated as a result of a decrease of $581 in inventories, an increase in accounts payable of $2,136 and accrued liabilities of $504, offset by an increase in accounts receivable of $2,488, and a $737 increase in the net loss from $3,892 in Fiscal 2002 to $4,629 in Fiscal 2003. Non-cash expenses for Fiscal 2003 consist of depreciation of $3,295. The increases in non-cash expenses were primarily the result of increased depreciation from the acquisition of our AMO, the establishment of an allowance for note receivable of $597 and impaired assets charges of $331. The Fiscal 2003 increase in accounts receivable, accounts payable and accrued liability balances is attributable primarily to the post acquisition activity of our AMO. The decrease in inventory is due to reduced requirements at year end for major programs from two significant customers, Sonic Innovations, Inc and Siemens, Inc. Net cash provided by operating activities totaled $1,077 and $3,930,respectively, in Fiscal 2002 and Fiscal 2001. This decrease was a result of higher revenue in Fiscal 2001, which caused higher accounts receivable and inventory balances when compared to Fiscal 2002.

      Our net cash flow used in investing activities was $634, $2,423 and $3,889 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. We spent $580 on capital expenditures and patent costs in Fiscal 2003 compared to $2,423 in Fiscal 2002. During Fiscal 2001 we spent $3,533 on capital expenditures. The capital expenditures in all three years relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities and quality control systems. Our net cash flow used in financing activities was $1,254 and $675, respectively for Fiscal 2003 and Fiscal 2002, and our net cash flow provided by financing activities was $3,868 for Fiscal 2001. Cash generated from issuance of common stock was $53, $275 and $6,336 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. During Fiscal 2003, in connection with the purchase of AMO, we issued the Subordinated Promissory Note to CMED in the principal amount of $2,600. The $1,000 decrease in restricted cash for Fiscal 2003 was used to prepay long-term debt as a result of the December 13, 2002, loan modification. During Fiscal 2001, we completed a private placement of common stock that generated $6,200 in net proceeds. Other issuances of common stock during the past three Fiscal years were from the exercise of stock options. The majority of other year-to-year changes relate to the borrowings and repayment under the Company’s revolving line of credit and term debt agreements.

      The result of these activities was a decrease in cash by $1,566 and $2,021 during Fiscal 2003 and Fiscal 2002, respectively, and an increase in cash of $3,909 during Fiscal 2001. At the end of Fiscal 2003 our unrestricted cash balance was $806.

      Accounts receivable average days outstanding were 46 days at August 31, 2003, compared to 53 and 74 days at August 31, 2002 and 2001, respectively. Inventory turns were 5.7, 5.0 and 7.0, for the Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The decreased days outstanding are mainly due to two significant customers that pay seven or less day terms. Increased inventory turns for Fiscal 2003 were primarily due to the increase in revenue with associated cost of sales in the last quarter of the Fiscal 2003 as compared to Fiscal 2002. The decreased days outstanding and decreased inventory turns in Fiscal 2002 were primarily due to the slow down in revenue in the last quarter of Fiscal 2002 as compared to Fiscal 2001.

      The Company’s current ratio at the end of Fiscal 2003 was 1.7:1 as compared to 1.6:1 and 2.7:1 at the end of Fiscal 2002 and Fiscal 2001, respectively. The increase in Fiscal 2003 to Fiscal 2002 is slight and is principally due to increased accounts receivable and inventories offset by increased accounts payable and accrued liabilities due to the acquisition of our AMO. The decrease in Fiscal 2002 as compared to Fiscal 2001 is principally due to the receipt of $6,200 from the closing of a private placement in August 2001, off set by additions to property and equipment and payments on long-term debt with the $1,000 increase in current maturities of long-term debt exceeding the $1,100 generated by operating activities in Fiscal 2002. Based on the modified bank covenants, amended December 13, 2002, and the required repayment of $1,000 of long-term debt, the current ratio at the end of Fiscal 2002 would have been 1.7:1.

TERM-DEBT

Long-term debt

      During Fiscal 2003 and early Fiscal 2004, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:

      We originally issued IDRBs in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from the Subordinated Promissory Note were used to fund the repayment of principal and interest on the IDRBs. We also used $845 of the proceeds from the Subordinated Promissory Note to retire our capital expenditure notes with LaSalle Business Credit LLC.

      The Subordinated Promissory Note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820 and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 and subsequently modified on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the Subordinated Promissory Note, the Company will recognize a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 during the first quarter of Fiscal 2004.

      The funds to prepay the Subordinated Promissory Note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years with interest rate at a nominal rate of 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years, with an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period beginning on October 28, 2003.

Short-term debt

      On May 29, 2003, we entered into an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. On December 12, 2003, the Company extended the Credit Agreement to September 1, 2004. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement replaced our revolving line of credit with LaSalle Business Credit, LLC, and is not subject to any restrictive financial covenants. We have a maximum of $3,000 available under the Credit Agreement, with the actual borrowings based on eligible accounts receivable. As of August 31, 2003, there were $490 of borrowings under the Credit Agreement. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effected interest rate based on our average DSO of 46 days would be 18.3% annualized.

FISCAL 2004 LIQUIDITY

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,629, $3,892 and $3,193 for the years ended August 31, 2003, 2002 and 2001, respectively.

      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. Significant financial restructuring occurred during our fiscal year ended August 31, 2003, and early in our current fiscal year ending August 31, 2004, transforming our capital structure to a lower interest rate and less restrictive structure. We replaced a revolving line of credit with LaSalle Business Credit, LLC with an accounts receivable backed credit agreement with Beacon Bank that does not have restrictive covenants.

      On October 29, 2003 we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, is secured by our Victoria facility and equipment located at our Tempe facility. These loans provided us with the necessary resources to prepay the subordinated promissory note from the Colorado MEDtech, Inc. (“CMED”) acquisition held by Whitebox Hedged High Yield Partners (see note 8). The terms of the new loans have an average interest rate of 7.75% as compared to 12.00% for the retired debt.

      At August 31, 2003, our sources of liquidity consisted of $806 of cash and cash equivalents and our revolving credit line agreement, which was due to expire in May 2004. On December 12, 2003 the revolving line was extended to September 1, 2004. The credit line agreement allows for borrowings of up to $3,000 subject to availability based on accounts receivable. There was $490 outstanding debt at August 31, 2003, leaving an available credit of $2,510 at year-end. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level numerous measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development elimination of budgeted raises, and reduction of non-strategic employees.

      During Fiscal 2004, we intend to spend approximately $750 for manufacturing equipment, extend the SAP Software Solution to our AMO and minor facility improvements. These additions, if made, will increase efficiency though the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months.

      We generated cash flows from operating activities of $653, during fourth quarter of Fiscal 2003. We believe that existing cash and cash equivalents, current lending capacity and cash generated from operations will supply sufficient cash flow to meet short- and long-term debt obligations and operating requirements during the next 12 months.

      Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, the replacement and subsequent extension of its revolving and term credit facilities it has obtained, it will meet for its fiscal year ending August 31, 2004.

CONTRACTUAL OBLIGATIONS

      Giving effect to the refinancing in the first quarter of Fiscal 2004 of our Subordinated Promissory Note with the two notes from Commerce Bank and its affiliate, Commerce Financial Group, Inc., and the resulting $472 gain that has been reflected below as a reduction of contractual obligations, our contractual obligations at August 31, 2003, are summarized in the following table:

	Fiscal	Fiscal	Fiscal		Total Amount
	2004	2005	2006	Thereafter	Committed

Long-term debt	$397	$381	$330	$1,454	$2,562
Contractual obligation	320	80	—	—	400
Operating leases	2,110	1,993	1,853	12,054	18,010

Total contractual obligations	$2,827	$2,454	$2,183	13,508	$20,972

RISK FACTORS
(In thousands except per share amounts)

      This Annual Report on Form 10-K contains forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, adverse business or market conditions, our ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and change in or cancellation of customer requirements.

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

      If we are unable to integrate, operate and manage the Advanced Medical Operations, our operating results and business condition may be reduced. On January 24, 2003, we acquired our Colorado business unit from CMED. This business unit incurred substantial losses during CMED’s fiscal years ended June 30, 2002 and 2001 and for the six-months ended December 31, 2002. We may not be able to successfully and profitably integrate, operate, maintain and manage our Advanced Medical Operations in a competitive environment. In addition, we may not be able to integrate the newly hired employees and operational issues may arise as a result of a lack of integration or our lack of familiarity with issues specific to this operation. Further, certain of our assumptions relating to the timing of the integration and the use of the leased facility in Boulder, Colorado, may not prove to be accurate, causing increased costs at this facility. The inability to integrate the operations could impair our combined revenue opportunity and reduce the return on the assets purchased. The consolidated integration technology could take longer than anticipated, limiting the speed of the business combination, not allowing costs to be removed as quickly as originally forecasted.

      If the components that we design and manufacture are the subject of product recalls or a product liability claim, our business may be damaged, we may incur significant legal fees and our results of operations and financial condition may be adversely affected. Certain of the components we design or manufacture are used in medical devices, several of which may be used in life-sustaining or life-supporting roles. The tolerance for error in the design, manufacture or use of these components and products may be small or nonexistent. If a component we designed or manufactured is found to be defective, whether due to design or manufacturing defects, improper use of the product or other reasons, the product may need to be recalled, possibly at our expense. Further, the adverse effect of a product recall on our business might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and damage to our reputation, each of which would have a material adverse effect on our business, results of operations and financial condition.

      The manufacture and sale of the medical devices involves the risk of product liability claims. Although we generally obtain indemnification from our customers for components that we manufacture to the customers’ specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. Further, we generally provide a design defect warranty and indemnify to our customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

      Our customer base is highly concentrated and the loss of a key customer may reduce our operating results and financial condition. Our customer base is highly concentrated. In Fiscal 2003, Fiscal 2002, and Fiscal 2001, our three largest customers, Siemens, Inc., Sonic Innovations, Inc., and GE Medical Systems, in the aggregate accounted for 45%, 65%, and 51%, respectively, of net sales. Each of these customers has multiple programs in production with us. Although we are reducing this concentration, we expect that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue, no one customer at 10% or greater revenue and no one program at 25% or greater.

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

      If we fail to properly anticipate the market for new products and service we may lose revenue. Even if we are able to successfully identify, develop and manufacture as well as introduce new products and services, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results and financial condition could be materially adversely affected. The following factors could affect the success of our products and services in the microelectronic and other marketplaces:

•	the failure to adequately equip our manufacturing plant in anticipation of increasing business;

•	the failure of our design team to develop products in a timely manner to satisfy our present and potential customers; and

•	our limited experience in specific market segments in marketing our products and services, specifically in the telecom industry.

      We may fail to have enough liquidity to operate our business because we may not adequately adjust our expenses to predicted revenue in any given period, which may dramatically and negatively impact our cash flow. Our basis for determining our ability to fund our operations depends on our ability to accurately estimate our revenue streams and our ability to accurately predict, our related expenditures. Furthermore, our borrowing base is fixed. As a result, we may fail to adequately adjust our expenses to actual revenue in any given period or we may experience significant fluctuations in quarterly revenue, either of which may dramatically and negatively affect our cash flow.

      We may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue because the sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it historically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by the complexity of the product to be developed and manufactured as well as a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of these things combined with the fact that our expenses are fixed, we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue.

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

      We may pursue future acquisitions and investments that may adversely affect our financial position or cause our earnings per share to decline. In the future we may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our business. Such acquisitions, though, involve certain risks:

•	we may not be able to negotiate or finance the acquisition successfully,

•	the integration of acquired businesses, products or technologies into our existing business may fail, and

•	we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets which could cause our earnings per share to decline.

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

      We are dependent on a single industry and adverse trends in that industry may reduce our revenues. During the past several years, we have been significantly dependent on a single market. In Fiscal 2003, Fiscal 2002, and Fiscal 2001, 82%, 76%, and 61%, respectively of our net sales came from the hearing instrument and medical device manufacturers. These industries are characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these industry trends to the extent that they reduce our revenues. In particular, if the hearing instrument manufacturers develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected.

      Although we are attempting to reduce our dependence on a single industry, we do not expect this historic dependence to change dramatically or quickly. Moreover, a significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

      Our customers are permitted to cancel their orders, change production quantities, delay production and terminate their contracts and any such event or series of events may adversely affect our gross margins and operating results. We, as a medical device development and manufacturing service provider, must provide product output that matches the needs of their customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers’ businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.

      Inventory risk and production delay may adversely affect our financial performance. Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. We bear varying amounts of inventory risk in providing services in this manner. In manufacturing operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. While many of our customer agreements include provisions that require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers. Our imaging and medical device manufacturing customers continue to experience fluctuating demand for their products, and in response they may ask us to reduce or delay production. If we delay production, our financial performance may be adversely affected.

      We may lose business and revenues if we fail to successfully compete with our customers for business. We face competition from the internal operations of our current and potential OEM customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a competitive advantage over us with respect to high-volume production. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.

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

      In order to assure an adequate supply of certain key components that have long procurement lead times, such as ICs, we occasionally must order such components prior to receiving formal customer purchase orders for the assemblies that require such components. Failure to accurately anticipate the volume or timing of customer orders can result in component shortages or excess component inventory, which in either case could adversely affect our operating results and financial condition.

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

      Our costs may increase significantly if we are unable to forecast customer orders and production schedules. The level and timing of orders placed by customers vary due to the customers’ attempts to balance their inventory, changes in customers’ manufacturing strategies, and variations in demand for the customers’ products. Due in part to these factors, most of our customers do not commit to firm production schedules more than several weeks in advance of requirements. Our inability to forecast the level of customers’ orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty could also significantly increase our costs related to manufacturing product. In the past, we have been required to increase staffing and incur other expenses in order to meet the anticipated demands of our customers. From time to time, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer’s business needs, both of which have adversely affected our operating results. On other occasions, customers have required rapid increases in production that has placed an excessive burden on our resources. There can be no assurance that we will not experience similar fluctuations in customer demand in the future.

      We may be unable to realize revenue from our backlog. We compute our backlog from purchase orders received from our customers and from other contractual agreements. Our backlog is typically not a firm commitment from the customers. As such, even though we may have contractual agreements or purchase orders for future shipments, there is no guarantee that this backlog will be realized as revenue.

      We may have a significant accounts receivable write-off as well as an increase in inventory reserve due to the inability of our customers to pay their accounts. We may carry significant accounts receivable and inventory in connection with providing manufacturing services to our customers. If one or more of our principal customers were to become insolvent, or otherwise fail to pay for the services and materials provided by us, our operating results and financial condition would be adversely affected.

      Our business success may be adversely affected by our ability to hire and retain employees. Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. We rely upon the acquisition and retention of employees with extensive technological experience. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. Our executive officers are subject to employment agreements that can be terminated upon providing 90 days advance, written notice by either party. The loss of one or more key employees may materially adversely affect our growth.

      We operate in a regulated industry, and our products and revenue are subject to regulatory risk. We are subject to a variety of regulatory agency requirements in the United States and foreign countries relating to many of the products that we develop and manufacture. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance can be lengthy, expensive and uncertain.

      The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

      Noncompliance or regulatory action could have a negative impact on our business, including the increased cost of coming into compliance, and an adverse effect on the willingness of customers and prospective customers to do business with us. Such noncompliance, as well as any increased cost of compliance, could have a material adverse effect on our business, results of operations and financial condition.

      If our customers do not promptly obtain regulatory approval for their products, our projects and revenue may be adversely affected. The FDA regulates many of our customers’ products, and requires certain clearances or approvals before new medical devices can be marketed. As a prerequisite to any introduction of a new device into the medical marketplace, our customers must obtain necessary product clearances or approvals from the FDA or other regulatory agencies. This can be a slow and uncertain process, and there can be no assurance that such clearances or approvals will be obtained on a timely basis, if at all. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer’s failure to comply with the FDA’s requirements can result in the delay or denial of approval to proceed with the product. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our projects and revenue, as well as our business, reputation, results of operations and financial condition.

      If government or insurance company reimbursements for our customers’ products change, our products, revenues and profitability may be adversely affected. Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. There have been several instances of changes in governmental or commercial insurance reimbursement policies that have significantly impacted the markets for certain types of products or services or that have had an impact on entire industries, such as recent policies affecting payment for nursing home and home care services. Adverse governmental regulation relating to our components or our customers’ products that might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our customers’ products, the market acceptance of these products and our revenues and profitability would be adversely affected.

      We have customers located in foreign countries and our unfamiliarity of the laws and business practices of such foreign countries could cause us to incur increased costs. We currently have customers located in foreign countries and anticipate additional customers located outside the United States. Our lack of knowledge and understanding of the laws of, and the customary business practices in, foreign counties could cause us to incur increased costs in connection with disputes over contracts, environmental laws, collection of accounts receivable, holding excess and obsolete inventory, duties and other import and export fees, product warranty exposure and unanticipated changes in governmental regimes.

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

      Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws, as amended, may discourage lawsuits and other claims against our directors. Our articles of incorporation provide, to the fullest extent permitted by Minnesota law, that our directors shall have no personal liability for breaches of their fiduciary duties to us. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. These provisions may reduce the likelihood of derivative litigation against directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.

      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock. As of December 15, 2003, we had options outstanding to acquire 1,399,600 shares of our common stock, exercisable at prices ranging from $1.680 to $20.375 per share, with a weighted average exercise price of approximately $7.054 per share. During the terms of these options, the holders will have the opportunity to profit from either an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

      The market price of our common stock may be reduced by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 15, 2003, these shares consist of:

•	approximately 866,000 shares beneficially owned by our executive officers and directors; and

•	approximately 1,447,100 shares issuable to option and warrant holders.

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

      The trading dynamics of our common stock makes it subject to large fluctuations in the per share value. Our common stock is a micro-stock that is thinly traded on the NASDAQ National Market. In some cases, our common stock may not trade during any given day. Small changes in the demand for shares of our common stock can have a material impact, both negatively and positively, in the trading share price of our stock.

      Our Amended and Restated Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of common stock and 5,000,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Undesignated stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could affect the rights of the holders of our common stock and reduce the value of our common stock. The issuance of preferred stock could also prevent a potential takeover because the terms of any issued preferred stock may require the approval of the holders of the outstanding shares of preferred stock in order to consummate a merger, reorganization or sale of substantially all of our assets or other extraordinary corporate transaction.

      Our Amended and Restated Articles of Incorporation provide for a classified Board of Directors with staggered, three-year terms. Our Amended and Restated Articles of Incorporation also require the affirmative vote of a supermajority (80%) of the voting power for the following matters:

•	to approve the merger or consolidation of HEI or any subsidiary with or into any person that directly or indirectly beneficially owns, or owned at any time in the preceding 12 months, five percent or more of the outstanding shares of our stock entitled to vote in elections of directors (a Related Person);

•	to authorize the sale of substantially all of our assets to a Related Person;

•	to authorize the issuance of any of our voting securities in exchange or payment for the securities or assets of any Related Person, if such authorization is otherwise required by law or any agreement;

•	to adopt any plan for the dissolution of HEI; and

•	to adopt any amendment, change or repeal of certain articles of the Amended and Restated Articles of Incorporation, including the articles that establish the authority of the Board of Directors, the supermajority voting requirements and the classified Board of Directors.

      These provisions may have the effect of deterring a potential takeover or delaying changes in control or our management.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk. (In thousands)

Market Risk

      We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

      We are exposed to a floating interest rate risk from our new Term Credit Facilities with Commerce Bank, a Minnesota state banking association. We obtained two separate loans in the aggregate amount of $2,350. The first note, with Commerce Bank, in the amount of $1,200, was executed on October 14, 2003. This note has a floating interest rate. The term of the first note is six years with interest rate at a nominal rate of 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The term of the second note is four years, with a fixed interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period beginning on October 28, 2003. A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

Item 8.	Financial Statements and Supplementary Data.

      Our financial statements as of August 31, 2003 and 2002, and for each of the years in the three-year period ended August 31, 2003, 2002 and 2001, together with the Independent Auditors’ Reports are included in this Form 10-K on the pages indicated below.

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$806	$2,372
Restricted cash	—	1,000
Accounts receivable, net	6,314	3,533
Inventories	6,864	4,027
Other current assets	403	383

Total current assets	14,387	11,315

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	21,137	21,259
Accumulated depreciation	(15,769)	(14,439)

Net property and equipment	9,900	11,352

Developed technology, net	341	—
Security deposit	1,580	—
Other long-term assets	295	322

Total assets	$26,503	$22,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$490	$1,589
Current maturities of long-term debt	397	2,441
Accounts payable	3,951	1,815
Accrued liabilities	3,798	1,101

Total current liabilities	8,636	6,946

Other long-term liabilities, less current maturities	2,121	—
Long-term debt, less current maturities	2,555	1,473

Total other long-term liabilities, less current maturities	4,676	1,473

Total liabilities	13,312	8,419

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 7,046 and 6,012 shares issued and outstanding	352	301
Paid-in capital	18,951	16,349
Accumulated deficit	(5,443)	(814)
Notes receivable	(669)	(1,266)

Total shareholders’ equity	13,191	14,570

Total liabilities and shareholders’ equity	$26,503	$22,989

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended August 31

	2003	2002	2001

Net sales	$38,440	$28,532	$44,832
Cost of sales	31,327	23,375	36,841

Gross profit	7,113	5,157	7,991

Operating expenses:
Selling, general and administrative	7,639	5,335	5,806
Research, development and engineering	2,580	2,516	2,433
Unusual charges	331	—	1,693

Operating loss	(3,437)	(2,694)	(1,941)

Former officer note and other receivables write off	(841)	—	—
Bank fees	(181)	—	—
Loss on equity investment	—	—	(1,450)
Interest expense	(328)	(345)	(504)
Other income (expense), net	137	239	(228)

Loss before income taxes	(4,650)	(2,800)	(4,123)
Income tax expense (benefit)	(21)	1,092	(930)

Net loss	$(4,629)	$(3,892)	$(3,193)

Net loss per common share
Basic	$(0.70)	$(0.65)	$(0.65)
Diluted	$(0.70)	$(0.65)	$(0.65)

Weighted average common shares outstanding
Basic	6,629	5,992	4,881
Diluted	6,629	5,992	4,881

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained
	Common	Common	Additional	Earnings
	Stock Shares	Stock Amount	Paid-In	(accumulated	Notes	Total
	Outstanding	Outstanding	Capital	deficit)	Receivable	Equity

	(In thousands)
Balance, August 31, 2000	4,777	$239	$8,606	$6,271	$—	$15,116

Net loss	—	—	—	(3,193)	—	(3,193)
Issuance of common shares under stock benefit plans and option plans	230	11	1,369	—	—	1,380
Non-cash CMED expenses	—	—	161	—	—	161
Notes receivable	—	—	—	—	(1,266)	(1,266)
Private equity placement	950	48	6,174	—	—	6,222

Balance, August 31, 2001	5,957	298	16,310	3,078	(1,266)	18,420

Net loss	—	—	—	(3,892)	—	(3,892)
Tax valuation allowance adjustments	—	—	(233)	—	—	(233)
Issuance of common shares under stock benefit plans and option plans	55	3	272	—	—	275

Balance, August 31, 2002	6,012	301	16,349	(814)	(1,266)	14,570

Net loss	—	—	—	(4,629)	—	(4,629)
Note receivable write off	—	—	—	—	587	587
Payments on officers loans	—	—	—	—	10	10
Issuance of common shares — CMED	1,000	50	2,550	—	—	2,600
Issuance of common shares under stock benefit plans and option plans	34	1	52	—	—	53

Balance, August 31, 2003	7,046	$352	$18,951	$(5,443)	$(669)	$13,191

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,

	2003	2002	2001

	(In thousands)
Cash flow from operating activities:
Net loss	$(4,629)	$(3,892)	$(3,193)
Equity in net loss from MSC	—	—	1,417
Depreciation and amortization	3,295	2,909	2,862
Accounts receivable allowance	7	(186)	56
Reserve for note receivable from former officer	597	—	—
Asset impairment charges	331	—	—
Deferred income tax expense (benefit)	—	1,609	(930)
Non-cash expenses for CMED transaction	—	—	161
Loss on disposal of property and equipment and other	69	—	188
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,488)	1,270	3,909
Inventories	581	257	1,585
Other current assets	(81)	(110)	176
Accounts payable	2,136	(97)	(2,414)
Accrued liabilities	504	(683)	113

Net cash flow provided by operating activities	322	1,077	3,930

Cash flow from investing activities:
Additions to property and equipment	(442)	(2,291)	(3,418)
Additions to patents	(138)	(132)	(115)
AMO acquisition costs paid	(1,486)	—	—
Cash acquired from CMED	1,215	—	—
Other long-term assets	217	—	(356)

Net cash flow used in investing activities	(634)	(2,423)	(3,889)

Cash flow from financing activities:
Issuance of common stock	53	275	6,336
Proceeds from long-term debt	2,804	—	1,762
Repayments of long-term debt	(3,906)	(1,499)	(1,350)
Deferred financing fees	(106)	(30)	(33)
Decrease (increase) in restricted cash	1,000	(1,000)	86
Net borrowings on (repayments of) line of credit	(1,099)	1,579	(2,933)

Net cash flow provided by (used in) financing activities	(1,254)	(675)	3,868

Net increase (decrease) in cash and cash equivalents	(1,566)	(2,021)	3,909
Cash and cash equivalents, beginning of year	2,372	4,393	484

Cash and cash equivalents, end of year	$806	$2,372	$4,393

Supplemental disclosures of cash flow information:
Interest paid	$328	$395	$466
Income taxes received	(21)	(351)	(48)

Supplemental disclosures of non-cash financing and investing activities:
In connection with the acquisition of AMO, the Company issued one million shares of its common stock, valued at $2.9 million.

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data)

Note 1

Overview

      HEI, Inc. and its subsidiaries specialize in the design and manufacture of ultraminiature microelectronic devices and high technology products incorporating those devices. HEI, Inc. and subsidiaries are referred to herein as “HEI”, the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. All dollar amounts are in thousands of US dollars except for per share amounts. The Company produces quality flex circuits and high performance laminate based substrates. HEI is also a provider of advanced medical products and comprehensive engineering and manufacturing outsourcing services for healthcare companies worldwide. The Company’s products are system components that are sold to medical imaging original equipment manufacturers (“OEMs”). The Company’s services include development and manufacturing of electronic and electromechanical devices and instrumentation, product definition, rapid prototyping, engineering, risk analysis, agency submissions, validation testing and value engineering.

Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition. The Company recognizes revenue upon shipment of products to customers, when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. For inventory shipped on consignment, revenue is recognized upon transfer of title when the customer uses the inventory. In the normal course of business we enter into a number of contracts with our customers under which we provide engineering services on a per project basis. The Company recognizes revenue on these services based upon meeting certain milestones and or benchmarks that are attributable to the different contractual elements of the overall contract. Based on the accomplishments of these goals we use the percentage of completion methodology to recognize the revenue and related costs to generate said revenues. Sales, payment terms and pricing extended to customers are governed by the respective contract agreements or binding POs for each transaction and provide no right of return outside of contractual warranty terms. Payment terms are seven days for consignment program sales and four to 60 days for other customers. For items delivered with contingent payment terms, revenue is deferred for the greater of the amount of the contingent payment or the fair value of the undelivered elements and recognized when the contingency is resolved. We provide engineering and product development services to our customers pursuant to written contracts. The majority of these arrangements are time and material contracts. We recognize revenue as time is incurred or materials are consumed. To a lesser extent we have fixed-price contracts which are accounted for using either the completed contract method or the percentage of completion method.

      Cash Equivalents. The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents.

      Inventories. Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. The majority of the inventory is purchased based upon contractual forecasts and customer POs, in which case excess or obsolete inventory is generally the customers’ responsibility.

      Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maintenance and repairs are charged to expense as incurred. Major improvements and tooling costs are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is removed from the related accounts, and any resulting gain or loss is credited or charged to operations.

      Intangible Assets. Intangible assets are related to the acquisition of our AMO and are amortized on a straight-line basis over periods ranging from three to four years.

      Patents. External costs associated with patents are capitalized and amortized over 60 months or the remaining life of the patent, whichever is shorter.

      Impairment of Notes Receivable. The Company routinely performs an analysis as to the probability that the receivable is collectable. A note receivable is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note receivable agreement including scheduled interest payments. When a note receivable is impaired we measure impairment based on the present value of expected future cash flows discounted at the note receivable effective interest rate, the Company may measure impairment based on a note receivables observable market price, or the fair value of the collateral if the note receivable is collateral dependent. Regardless of the measurement method, we shall measure impairment based on the fair value of the collateral when we determine that foreclosure is probable. A note receivable is collateral dependent if the repayment of the note is expected to be provided solely by the underlying collateral. We may choose a measurement method on a note-by-note basis. When an impairment is recognized a reserve is created for note losses.

      Impairment of Long-lived and Intangible Assets. The Company accounts for impairment of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Research, Development and Engineering. The Company expenses all engineering and development costs as incurred.

      Capitalized Software Development Costs. The Company has not capitalized software development costs for marketable software (Link-It) as the costs incurred in the period between the establishment of technical feasibility and its market launch was not significant. There were no costs capitalized during the periods presented.

      Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred income tax assets and liabilities.

      Stock-based Compensation. We apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Years Ended August 31,

	2003	2002	2001

Net loss	$(4,629)	$(3,892)	$(3,193)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(2,170)	(2,197)	(1,135)

Pro forma net loss	$(6,799)	$(6,089)	$(4,328)

Basic and diluted net loss per share as reported	$(0.70)	$(0.65)	$(0.65)

Pro forma basic and diluted net loss per share	$(1.03)	$(1.02)	$(0.89)

      Customer Deposits. Customer deposits result from cash received in advance of services performed.

      Net Loss Per Common Share. Basic earnings loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options. The dilutive effect of the stock options is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, options are dilutive and are thus excluded from the calculation.

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

      Recent Accounting Pronouncements. In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN No. 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN No. 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN No. 45 is required to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002, which we adopted in the quarter ended March 1, 2003. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertaking to deliver more that one product or service. The Company is required to adopt EITF Issue 00-21 on transactions occurring after September 1, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial statements since revenue associated with these projects during its fiscal year ending August 31, 2004, is projected to be immaterial.

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The adoption of FIN 46 did not have a impact on our financial position, results of operations or cash flows.

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement, which is an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. The Company currently accounts for stock-based compensation using the intrinsic value method defined in Accounting Principles Board No. 25 and do not currently intend to voluntarily change to the fair value method described in SFAS No. 123. As a result, the Company does not expect the new guidelines found in SFAS No. 148 will have a material effect upon our financial statements at its adoption. The new interim reporting requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging,” which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS No. 149 did not have an impact on the Company’s financial statements.

      On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on October 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Note 2

Liquidity

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,629, $3,892 and $3,193 for the years ended August 31, 2003, 2002 and 2001, respectively.

      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. Significant financial restructuring occurred during our fiscal year ended August 31, 2003, and early in our current fiscal year ending August 31, 2004, transforming our capital structure to a lower interest rate and less restrictive structure. We replaced a revolving line of credit with LaSalle Business Credit, LLC with an accounts receivable backed credit agreement with Beacon Bank that does not have restrictive covenants.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 29, 2003 we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, is secured by our Victoria facility and equipment located at our Tempe facility. These loans provided us with the necessary resources to prepay the subordinated promissory note from the Colorado MEDtech, Inc. (“CMED”) acquisition held by Whitebox Hedged High Yield Partners (see note 8). The terms of the new loans have an average interest rate of 7.75% as compared to 12.00% for the retired debt.

      At August 31, 2003, our sources of liquidity consisted of $806 of cash and cash equivalents and our revolving credit line agreement, which was due to expire in May 2004. On December 12, 2003 the revolving line was extended to September 1, 2004. The credit line agreement allows for borrowings of up to $3,000 subject to availability based on accounts receivable. There was $490 outstanding debt at August 31, 2003, leaving an available credit of $2,510 at year-end. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level numerous measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development elimination of budgeted raises, and reduction of non-strategic employees.

      Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, the replacement and subsequent extension of its revolving and term credit facilities it has obtained, it will meet for its fiscal year ending August 31, 2004.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3

Other Financial Statement Data

      The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2003 and 2002:

	August 31

	2003	2002

Accounts receivable, net:
Trade accounts receivable	$6,406	$3,618
Less: allowance for doubtful accounts	(92)	(85)

	$6,314	$3,533

Inventories:
Purchased parts	$4,297	$1,944
Work in process	958	597
Finished goods	1,609	1,486

	$6,864	$4,027

Accrued liabilities:
Accrued employee related costs	$1,085	$655
Contractual manufacturing obligations	498	—
Customers deposits	371	—
Current maturities of long-term liabilities	741	—
Interest accrued	156	—
Warranty reserve	122	200
Other accrued liabilities	825	246

	$3,798	$1,101

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$2,183	$—
Unfavorable operating lease, net	610	—
Other non-current liabilities	69	—

Total	$2,862	$—
Less current maturities	741	—
Total other long-term liabilities	$2,121	$—

Note 4

Warranty Obligations

      Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on an estimated returns and warranty expenses applied to current period revenue and historical warranty

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s product warranty accrual for each of the fiscal years in the three-year period ending August 31, 2003, 2002 and 2001:

	Balance at
	Beginning of Year	Provisions	Claims	Balance at End of Year

Fiscal 2003	$200	$168	$246	$122
Fiscal 2002	40	275	115	200
Fiscal 2001	40	224	224	40

Note 5

Unusual Charges

      The unusual charges of $331 in the current year relate to the impairment of equipment. The asset impairment was triggered in the fourth quarter of our fiscal year ended August 31, 2003, by the development of alternative testing that was more efficient than what could be performed by our existing equipment and notification in the same quarter that a large portion of a significant customer program will be moved offshore in the first quarter of our current fiscal year ending August 31, 2004. The unusual charges of $1,693 incurred in our fiscal year ending August 31, 2001, relate to the write-off of accounts receivable related to customers of the Mexico products and the closure of that operation.

      During our fiscal year ended August 31, 2001, unusual charges consist of $1,268 write-off of accounts receivable primarily related to Mexico customers, which occurred in the second quarter and $425 of costs related to the closing of the Mexico operations in the third quarter. The Mexico closure costs consisted of $150 in severance costs, $185 in facilities costs and $90 of other costs. The severance costs relate to contractual severance obligations to contract employees located in Mexico and non-contract obligations to employees located in Tucson. The facilities costs relate to the negotiated settlement of non-cancelable lease payments of $60 on the closed facilities and the write off of leasehold improvements and fixed assets of $125. At August 31, 2001, there were no remaining future cash obligations related to the Mexico closing.

Note 6

Acquisition

      On January 24, 2003, the Company acquired certain assets and assumed certain liabilities of CMED’s Colorado operations (a business unit of CMED) (the “Advanced Medical Operation” or “AMO”) in a business combination accounted for as a purchase. In exchange for certain assets of AMO, we issued 1,000 shares of our common stock and assumed approximately $900 of liabilities related to our AMO, as well as an operating lease and other contractual commitments. The consolidated financial statements of the Company include the results of this operation since January 24, 2003. Our purposes for acquiring AMO were to immediately gain access to the more stable medical sector, to consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to our customers and target markets. The design, development and manufacturing capabilities for medical devices at AMO coupled with our microelectronic design, development and manufacturing improves our offerings to the market to retain and gain customers.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a table of the estimated acquisition consideration, preliminary purchase price allocation and annual amortization of the intangible assets acquired:

Amount

Purchase price allocation:
Cash	$1,215
Accounts receivable	300
Inventories	3,418
Property and equipment	1,466
Prepaids, deposits and other assets	1,690
Developed technology	451
Customer deposits and other reserves	(1,344)
Operating lease reserves	(3,110)
Transaction costs	(1,486)

Total purchase price	$2,600

      The intangible asset value for the developed technology was determined utilizing discounted cash flow analyses. The discounted cash flow analyses was based on three to five-year cash flow projections. The expected future cash flows attributable to developed technology was discounted to present value at discount rates ranging from 23% to 40%, taking into account risks related to the characteristics and applications of the developed technology, our anticipated courses of business activities, historical financial market rates of return, and assessments of the stage of the technology’s life cycle. The developed technology had reached technological feasibility and therefore was capitalized.

      On October 31, 2003, MKS Instruments, Inc. (NASDAQ: MKSI) and HEI, Inc. signed an agreement wherein MKS purchased HEI’s solid state radio frequency power amplifier technology. The technology is focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but can be scaled for use in other MRI equipment. The value of the transaction is $423,000. The first two milestone payments ($323,000) were paid by wire transfer on October 31, 2003. The remaining payment ($100,000) will become due upon HEI’s completion of the engineering support milestone. The engineering support milestone is targeted for completion in May 2004.

      Amortization expense for developed technology for the fiscal year ended August 31, 2003, was $111. Amortization expense is estimated to be $137 during our fiscal year ending August 31, 2004, $137 during our fiscal year ending August 31, 2005, $63 during our fiscal year ending August 31, 2006 and $4 thereafter.

      The preliminary purchase allocation includes an accrual of $730 related to an unfavorable operating lease; $2,380 for future estimated lease payments and a $600 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on unoccupied space for which we are in the process of reviewing alternative uses since we do not intend to occupy. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm, to assist HEI in reducing its occupancy costs at this facility by sub-leasing the 50,000 square foot addition. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying audited consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities increases the carrying values of long-lived assets. At

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 31, 2003, the carrying value of long-lived assets has been reduced by a net of $3,760 by the allocation of negative goodwill. We anticipate completing the purchase price allocation prior to January 24, 2004.

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal years ended August 31, 2003, 2002 and 2001, as if the acquisition of our AMO took place on October 1, 2002, 2001 and 2000, respectively:

	Fiscal Years Ended August 31,

	2003	2002	2001

Net sales	$54,710	$74,804	$102,377
Net loss	(6,096)	(13,180)	(10,383)

Net loss per share	$(0.31)	$(.69)	$(.59)

      As our AMO had a June 30 year-end and the Company has an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for the Company and our AMO. The twelve-month 2003, 2002 and 2001 pro forma information includes unaudited results of operations for the twelve-month periods ended August 31, 2003, 2002 and 2001, respectively, for the Company and unaudited results of operations for the twelve-month periods ended June 30, 2003, 2002 and 2001, for our AMO, respectively.

      The unaudited pro forma amounts have been derived by applying pro forma adjustments to the historical consolidated financial information of the Company and AMO. The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

Note 7

Long-Term Debt

      Long-term debt consists of the following:

	Fiscal Year Ended
	August 31

	2003	2002

Subordinated Promissory Note, due September 30, 2004.	$2,740	$—
Commercial loans payable in fixed monthly installments of $12 though May 2004 and July 2005; secured with certain machinery and equipment	212	104
Capital expenditure notes payable. We used the proceeds from the Subordinated Promissory Note to retire our remaining indebtedness on the capital expenditure notes with LaSalle Business Credit LLC	—	2,075
Industrial Development Revenue Bonds. On March 14, 2003, an aggregate of $1,735 of the debt proceeds from the Subordinated Promissory was used to repay the outstanding principal and interest on the IDRBs	—	1,735

Total	2,952	3,914
Less current maturities	397	2,441

Total long-term debt	$2,555	$1,473

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During our fiscal year ended August 31, 2003 and our current fiscal year ending August 31, 2003, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:

      We originally issued Industrial Development Revenue Bonds (“IDRBs”) in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from the Subordinated Promissory Note were used to fund the repayment of principal and interest on the IDRBs. We also used $845 of the proceeds from the Subordinated Promissory Note to retire our capital expenditure notes with LaSalle Business Credit LLC.

      The Subordinated Promissory Note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820 and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 and subsequently modified on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the Subordinated Promissory Note, the Company will recognize a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 during the first quarter of Fiscal 2004.

      The funds to prepay the Subordinated Promissory Note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and, its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years with interest rate at a nominal rate of 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years, with an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period beginning on October 28, 2003.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal maturities of long-term debt at August 31, 2003, giving effect to the refinancing in October 2003 of our Subordinated Promissory Note with the two notes from Commerce Bank, and related reduction in principal payments, are as follows:

Fiscal Years Ending
August 31,

Refinancing gain in 2004	$472
2004	397
2005	381
2006	330
2007	360
2008	68
Thereafter	944

$2,952

      The above table of principal maturities of long-term debt has been reduced by $472 from the Company’s August 31, 2003, balance to reflect a gain of early repayment of the debt refinancing in October 2003.

Note 8

Line of Credit

      On May 29, 2003, we entered into an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. On December 12, 2003, the Company extended the Credit Agreement to September 1, 2004. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement replaced our revolving line of credit with LaSalle Business Credit, LLC, and is not subject to any restrictive financial covenants. We have a maximum of $3,000 available under the Credit Agreement, with the actual borrowings based on eligible accounts receivable. As of August 31, 2003, there were $490 of borrowings under the Credit Agreement. Effective August 31, 2003, the Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effected interest rate based on our average DSO of 46 days would be 18.3% annualized.

Note 9

Investment in Micro Substrates Corporation

      On June 24, 1999, the Company obtained an exclusive, worldwide license from Micro Substrates Corporation (“MSC”) to manufacture and market a new high-frequency chip carrier for applications in Local Multipoint Distribution Services, ultra high-speed Internet routing and satellite communications. In a related transaction, the Company made an initial cash equity investment of $1,500 in MSC for a 28% equity ownership and the right to supply goods and services, such as thin film substrate processing, to MSC. The Company’s investment in MSC was accounted for under the equity method.

      During the fourth quarter of our fiscal year ended August 31, 2001, certain material adverse changes occurred in MSC’s business, including a weakening of the economy and demand for MSC’s products. The Company wrote-off the remaining value of the investment in MSC and the related license agreement. Circuit Components Inc. (“CCI”), the majority stockholder in MSC ultimately exercised its call options for the Company’s 28% interest in MSC under the stock purchase agreement between the Company and CCI. This

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

call provided the Company with a $750 five-year interest-bearing note, payable in quarterly installments. This note is secured by 700,000 shares of MSC, which is released to CCI prorata as the Company receives payments. The Company has fully reserved the $750 note, therefore, the payments on the note are being recognized as other income when the principal and interest payments are received. The Company adopted a cash basis of accounting for the loan due to the unsecured nature of the note and the inability to obtain CCI financial data.

      For the fiscal year ended August 31, 2003, the Company recognized $150 in other income and $28 in interest income related to payments under this note. At August 31, 2003, $525 remains outstanding on the note.

      For the fiscal year ended August 31, 2001 the Company’s losses associated with MSC were $1,450 and are included in loss on equity investment on the statement of operations.

Note 10

Income Taxes

      Income tax expense (benefit) for the fiscal years ended August 31, 2003, 2002 and 2001 consisted of the following:

	Fiscal Year Ended August 31

	2003	2002	2001

	(In thousands)
Current:
Federal	$(21)	$(459)	$—
State	—	(58)	—
Deferred	—	1,609	(930)

Income tax expense (benefit)	$(21)	$1,092	$(930)

      Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	Fiscal Year Ended August 31

	2003	2002	2001

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate (net of federal tax effect)	—	6.2	(1.2)
Reversal of reserve for contingencies	—	(14.0)	—
Change in valuation allowance	33.0	77.5	—
Write-off of equity investment	—	—	11.0
Other	1.1	3.3	1.6

Effective tax rate	(0.1)%	39.0%	(22.6)%

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2003 and 2002 are as follows:

	August 31

	2003	2002

	(In thousands)
Deferred tax assets (current):
Receivables	$34	$33
Inventories	340	219
Accrued liabilities	129	197
Other	—	18

	503	467

Deferred tax assets (long-term):
Net operating loss carry-forward	5,546	3,364
Capital loss carry-forward	286	510
Licensing agreement reserve	196	—
Other	16	18

Gross deferred tax assets (long-term)	6,044	3,892

Less: Deferred tax assets valuation allowance	(5,405)	(3,420)
Net deferred tax assets (long-term)	639	472

Deferred tax liabilities (long-term):
Property and equipment	(1,040)	(851)
Patents	(102)	(88)

Net deferred tax asset	$—	$—

      The Company has a federal net operating loss carry-forward at August 31, 2003, of approximately $13,235, which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2012 through 2023. Under the Tax Reform Act of 1986, the utilization of this tax loss carry-forward may be limited as a result of significant changes in ownership. In addition, the Company has a capital loss carry-forward of $84 which is available to offset any future capital gains. If not used, this carry-forward will expire in 2007.

      The valuation allowance for deferred tax assets as of August 31, 2003, was $5,405 and as of August 31, 2002, was $3,420. The total valuation allowance for the fiscal year ended August 31, 2003, increased by $1,985 and the valuation allowance for the fiscal year ended August 31, 2002, increased by $2,910. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Note 11

Stock Benefit Plans

      1998 Plan. Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 1,300,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2003, the number of shares available for grant was 41,825.

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

      Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During our fiscal years ended August 31, 2003, 2002, and 2001, 34,035, 20,271 and 1,639 shares at prices of $1.59, $5.12, and $7.97, respectively, were purchased under the 1989 Plan in connection with the employee stock purchase plan. At August 31, 2003, the number of shares available for grant was 151,041.

      Directors’ Plan. During Fiscal 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors (the “Director’s Plan”). Under the Director’s Plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective each year upon adjournment of the annual shareholders’ meeting at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares, in the aggregate, were granted to the three non-employee directors at $2.16, $5.95, and $13.875 during our fiscal years ended August 31, 2003, 2002 and 2001, respectively. At August 31, 2003, 30,000 shares were available for grant.

      Change of Control. Under the terms and conditions of the Company’s 1989 Plan and the Director’s Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a liquidation of all unexercised stock options.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary of Activity. The following is a summary of all activity involving the above stock option plans:

		Weighted
		Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 2000	993	$8.042
Granted	423	13.858
Exercised	(230)	6.009
Cancelled	(80)	10.316

Balance, August 31, 2001	1,106	10.523

Granted	528	6.529
Exercised	(55)	4.977
Cancelled	(86)	10.446

Balance, August 31, 2002	1,493	9.305

Granted	519	2.898
Exercised	(34)	1.590
Cancelled	(578)	9.431

Balance, August 31, 2003	1,400	7,218

      The following table summarizes information about stock options outstanding as of August 31, 2003:

	Options Outstanding
				Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$1.680-3.180	340	$2.22	9.6	100	$1.83
$3.181-5.99	433	5.31	7.7	181	5.67
$6.00-9.99	212	7.24	7.9	54	6.90
$10.00-11.99	172	10.75	6.4	121	10.74
$12.00-14.99	227	13.63	7.1	85	13.48
$15.00-20.375	16	18.90	7.0	4	18.90

	1,400	$7.020	7.9	545	$7.536

      The weighted average grant-date fair value of options granted during our fiscal years ended August 31, 2003, 2002 and 2001, was $1.84, $3.37 and $8.27, respectively. The weighted average fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	Fiscal Years Ended August 31,

	2003	2002	2001

Risk-free interest rates	2.31% to 3.52%	3.97% to 4.93%	4.6% to 5.9%
Expected life	7 to 8.5 years	2 to 5 years	5 years
Volatility	73%	70%	69%
Expected dividends	None	None	None
Weighted average fair value	$1.84	$3.37	$8.27

      Stock Warrants. In August 2001, the Board of Directors authorized the Company to issue up to 100,000 Common Stock Purchase Warrants (“Warrants”). In August 2001, the Company issued 47,700 Warrants in connection with a financing transaction. The Warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expire five-years from date of grant.

Note 12

Net Loss Per Share Computation

      The components of net loss per basic and diluted share are as follows:

	Fiscal Years Ended August 31,

	2003	2002	2001

Basic:
Net loss	$(4,629)	$(3,892)	$(3,193)
Net loss per share	$(0.70)	$(0.65)	$(0.65)
Weighted average number of common shares outstanding	6,629	5,922	4,881
Diluted:
Net loss	$(4,629)	$(3,892)	$(3,193)
Loss per share	$(0.70)	$(0.65)	$(0.65)
Weighted average number of common shares outstanding	6,629	5,992	4,881
Assumed conversion of stock options	—	—	—

Weighted average common and assumed conversion shares	6,629	5,992	4,881

      Approximately 1,447,100 1,540,000 and 1,156,000 shares under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for our fiscal years ended August 31, 2003, 2002 and 2001, respectively.

Note 13

Private Placement of Common Stock

      On August 29, 2001, the Company completed a $6,700 private placement of its common stock. HEI sold 950,000 shares of common stock at $7.00 per share. The Company received net proceeds of approximately $6,336.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14

Notes Receivable

      During April 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended on July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at prime plus 1/2 per annum and have a term of five years with interest only payments to be made annually (November 2, 2002 and April 2, 2003) for the first (2) years and annual principal and interest installments through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of August 31, 2003, the interest due the Company on these notes was $10 and is payable April 2, 2004. As of August 31, 2003, notes receivable of $1,256 remains outstanding with $587 reserved due to its uncollectible nature.

      On June 30, 2003, we commenced litigation against Anthony J. Fant, the former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On August 12, 2003, the Court did not rule on the other counts in the complaint, reserving to a later time such determination. On November 24, 2003, the Court granted us an additional judgment against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts. Such amount partially reduces the judgment amount. We continue to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

Note 15

Employee Benefit Plans

      The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During our fiscal years ended August 31, 2003, 2002 and 2001, the Company contributed $77, $45 and $119, respectively, to the plan.

Note 16

Commitments

      The Company leases certain office and manufacturing space and equipment under noncancelable operating leases. Giving effect to the acquisition of AMO and the assumed operating lease and other

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual commitments, future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

Minimum Operating
Year Ending August 31,	Lease Commitments

2004	$2,110
2005	1,993
2006	1,853
2007	1,711
2008	1,712
Thereafter	8,631

Total minimum lease payments	$18,010

Note 17

Major Customers, Concentration of Credit Risk and Geographic Data

      The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Fiscal Years Ended
	August 31,

	2003	2002	2001

Sonic Innovations, Inc.	17%	32%	26%
Siemens, Inc.	14%	32%	25%
GE Medical Systems	14%	—	—
Triquint Optoelectronics	—	—	10%

Total	45%	64%	61%

      Sonic Innovations, Inc. has verbally advised us that it intends to discontinue a significant program with us in order to place it offshore. This program discontinuance will reduce but not eliminate sales to this customer.

      Accounts receivable from these customers represented 28%, 28%, and 52% respectively, of the total accounts receivable at August 31, 2003, 2002 and 2001, respectively.

      The Company generally sells its products to OEMs in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral from its customers. The Company’s continued sales to these customers are often dependent upon the continuance of the customers’ product programs.

      The Company had net sales of $5,298, $9,062 and $11,209 that were shipped to Singapore during its fiscal years ended August 31, 2003, 2002 and 2001, respectively. Total net export sales were $10,823, $11,475, and $14,711 during the Company’s fiscal years ended August 31, 2003, 2002 and 2001, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their offshore assembly facilities.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18

Subsequent Events

      On October 31, 2003, MKS Instruments, Inc. (NASDAQ: MKSI) and HEI, Inc. signed an agreement wherein MKS purchased HEI’s solid state radio frequency power amplifier technology. The technology is focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but can be scaled for use in other MRI equipment. The value of the transaction is $423,000. The first two milestone payments ($323,000) were paid by wire transfer on October 31, 2003. The remaining payment ($100,000) will become due upon HEI’s completion of the engineering support milestone. The engineering support milestone is targeted for completion in May 2004.

      The agreement contains a non-compete clause restricting HEI from developing and selling competing solid state amplifiers in the MRI market for a period of two years. The non-compete clause does not restrict HEI from fulfilling its traditional role as a contract manufacturer of third party solid state MRI amplifiers.

      On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400,000. Such amount will be paid in five installments of $80,000, the first of which was paid on November 17, 2003, and the remainder of which will be paid on January 31, 2004, April 30, 2004, July 31, 2004 and September 30, 2004, respectively. Except for cash flow, the Settlement Agreement will not impact our financial statements since a full reserve existed based on the purchase accounting entry at time of acquisition of CMED. The dispute was based upon certain equipment that was shipped prior to the acquisition of our AMO and did not meet the acceptance criteria per agreement with the customer. The Settlement Agreement will settle all claims know and unknown regarding the 5ml equipment.

      On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On August 12, 2003, the Court did not rule on the other counts in the complaint, reserving to a later time such determination. On November 24, 2003, the Court granted us an additional judgment against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts. Such amount partially reduces the judgment amount. We continue to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

      Prior to commencing the litigation against Mr. Fant, our board of directors established a special committee of independent directors (the “Special Committee”) to address all issues related to Mr. Fant. The Special Committee has reported to us that it has completed a thorough internal investigation of such issues, including an accounting review relating to certain expenses incurred by us on behalf of Mr. Fant.

      The Special Committee also reviewed the actions taken by us to address the issues related to Mr. Fant’s actions, which included our litigation against Mr. Fant, enhancement of our controls over expense reporting and setting a proper tone at the top from our new CEO, and concluded that such actions were appropriate. The Special Committee believes that our only remaining actions with respect to Mr. Fant include (i) continuing to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets and (ii) nominating a person other than Mr. Fant to fill the director position currently held by Mr. Fant when Mr. Fant’s current term ends at our 2005 Annual Meeting of Shareholders.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and the Board of Directors

of HEI, Inc.:

      We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

December 12, 2003

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and the Board of Directors

HEI, Inc.:

      Under date of December 12, 2003, we reported on the consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2003, as contained in the annual report on Form 10-K for the fiscal year ended August 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

December 12, 2003

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

Summary of Quarterly Operating Results

Fiscal Year 2003	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$5,490	$8,144	$12,517	$12,289
Gross profit	612	862	2,534	3,105
Unusual charges	—	—	—	331
Operating loss	(1,140)	(1,342)	(389)	(566)
Net loss	(1,155)	(1,336)	(1,311)	(827)

Net loss per share
Basic	$(0.19)	$(0.21)	$(0.19)	$(0.12)
Diluted	$(0.19)	$(0.21)	$(0.19)	$(0.12)

Fiscal Year 2002	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$6,126	$7,799	$8,500	$6,108
Gross profit	385	1,539	2,154	1,075
Operating income (loss)	(1,637)	(412)	206	(850)
Net income (loss)	(1,094)	(310)	115	(2,602)

Net income (loss) per share
Basic	$(0.18)	$(0.05)	$0.02	$(0.43)
Diluted	$(0.18)	$(0.05)	$0.02	$(0.43)

NOTE:

      The summation of quarterly net income (loss) per share does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      During the course of their audit of our Consolidated Financial Statements for the fiscal year ended August 31, 2003, our independent auditors, KPMG LLP, advised management and Audit Committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the overriding, by our former Chief Executive Officer and Chief Financial Officer, of internal controls relating to the payment of certain expenses not supported by proper documentation.

      Prior to the identification of such deficiency, we had already undertaken, or began to undertake, a number of steps to establish a proper control environment, including:

•	the replacement of the chief executive officer and chief financial officer,

•	the establishment of a special committee of independent directors to address all issues relating to the former chief executive officer;

•	the completion of an accounting review by an independent accounting firm relating to the payment of certain expenses not supported by proper documentation;

•	the elimination of opportunities to override appropriate controls over expense reporting by elimination of substantially all corporate credits cards and the requirement of approved expense reports for any travel reimbursement; and

•	the establishment by our current Chief Executive Officer of a tone at the top that overriding of internal controls will not be tolerated.

      In addition, we are in the process of establishing a whistle blower policy and process. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, we will implement actions to enhance our resources and training in the area of financial reporting and disclosure responsibilities and we will review such actions with our Audit Committee and KPMG LLP.

      We have discussed our corrective actions and plans with the Audit Committee and KPMG LLP and, as of the date of this report, we believe the actions outlined have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including the Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      Notwithstanding the foregoing, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information regarding executive officers required by this Item 10 is set forth in Part I of this Annual Repot on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned

“Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in HEI’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.     Executive Compensation.

      The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Director Compensation” and “Executive Compensation,” but excluding the discussions included under the subsections captioned “Executive Compensation — Report of the Compensation Committee on Executive Compensation,” “Executive Compensation — Stockholder Return Performance Presentation” and “Executive Compensation — Certain Relationships and Related Transactions,” to be included HEI’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Shares Beneficially Owned” to be included in HEI’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated herein by reference to the discussion under the section captioned “Executive Compensation — Certain Relationships and Related Transactions” to be included in HEI’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

(1) Financial Statements — see Part II

(2) Schedule II — Valuation and Qualifying Accounts — See Part II

      (b) Reports on Form 8-K

      On June 3, 2003, we filed a Current Report on Form 8-K reporting, under Item 9 — Regulation FD Disclosure, that certain officers delivered an investor presentation

      On July 15, 2003, we filed a Current Report on Form 8-K reporting, under Item 7 — Financial Statements and Exhibits, that we issued a press release regarding our results for our third quarter of our fiscal year ending August 31, 2003.

      On July 17, 2003, we filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that we issued several press releases regarding the following: (i) that we signed a value-added reseller (VAR) agreement with SAMSys Technologies Inc.; (ii) that we entered into a Credit Agreement with Beacon Bank of Shorewood, Minnesota; (iii) that we would attend the Medical Design and Manufacturing Conference and Exposition East in New York, NY, on June 2-4, 2003, to demonstrate our combined microelectronic packaging, high density interconnection and advanced medical device development and manufacturing capabilities; (iv) that Steve Tondera resigned as our Chief Financial Officer and as a member of our Board of Directors and that Douglas Nesbit was appointed to replace Mr. Tondera effective as of June 30, 2003; (v) that we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current member of the Board of Directors, and established a special committee of the independent members of the Board of Directors to address all issues related to

Mr. Fant,; (vi) that Scott Stole was promoted to the position of Chief Technical Officer; and (vii) that we signed an agreement with Cerner Corporation to develop and supply certain bedside healthcare integration products.

      On August 13, 2003, we filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that we issued a press release announcing that we had received a default judgment in our lawsuit against Anthony J. Fant, our former Chairman, Chief Executive Officer and President and a current member of our Board of Directors.

      On August 28, 2003, we filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that we issued a press release announcing that we successfully completed our external assessment to the international standard for Quality Management Systems, ISO9001:2000 by the NSAI.

      (c) Exhibits:

2.1	Agreement and Plan of Reorganization, dated February 25, 2000, by and among HEI, Inc., Leonard Acquisition Corp., Cross Technology, Inc., Mart Diana (as Shareholders’ Agent) and the Shareholders of Cross Technology, Inc.	Note 1
2.2	Purchase Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 2
2.3	Registration Rights Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 2
3.1	Amended and Restated Articles of Incorporation of HEI, Inc.	Note 3
3.2	Amended and Restated Bylaws of HEI, Inc.	Note 3
†3.3	Amendment, dated March 19, 2003, to the Amended and Restated Bylaws of HEI, Inc.
10.1	Loan and Security Agreement, dated July 31, 2000, among HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.2	First Amendment to Credit Agreement, dated August 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 5
10.3	Second Amendment to Loan and Security Agreement, dated April 16, 2001, between HEI, Inc. and LaSalle Business Credit, Inc.	Note 5
10.4	Third Amendment to Loan and Security Agreement, dated October 31, 2001, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 5
10.5	Seventh Amendment to Loan and Security Agreement, dated December 1, 2002, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 6
10.6	Eighth Amendment to Loan and Security Agreement, dated April 9, 2003, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 7
10.7	Capital Expenditure Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.8	Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
10.9	Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
10.10	Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
10.11	Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
10.12	Reimbursement Agreement, dated July 31, 2000, by and between HEI, Inc., LaSalle Bank, N.A. and LaSalle Business Credit, Inc.	Note 4
10.13	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Lease and Rents, dated July 31, 2000, by HEI, Inc., as Mortgagor, to LaSalle Business Credit, Inc., as Mortgagee	Note 4

10.14	Patent, Trademark and License Mortgage, dated July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.15	Amendment No. 1 to Patent, Trademark and License Agreement, undated, between HEI, Inc. and LaSalle Business Credit, Inc.	Note 5
10.16	Security Agreement, dated July 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.17	Revolving Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.18	Amended and Restated Revolving Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
10.19	Amended and Restated Revolving Note, executed as of December 1, 2002, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 6
*10.20	Form of Indemnification Agreement between HEI and officers and directors	Note 8
*10.21	HEI, Inc. 1989 Omnibus Stock Compensation Plan adopted April 3, 1989, as amended to date.	Note 9
*10.22	HEI, Inc. 1991 Stock Option Plan for Non-employee Directors, as amended to date.	Note 10
*10.23	HEI, Inc. 1998 Stock Option Plan adopted November 18, 1998.	Note 11
†*10.24	HEI, Inc. 1998 Stock Option Plan for Non-Employee Directors adopted November 18, 1998, as amended to date.
10.25	Stock Purchase Agreement by and among HEI, Inc. and Certain Investors listed on Exhibit A thereto, dated August 29, 2001.	Note 13
10.26	Sample Promissory Note of Certain Officers and Directors in connection with the Exercise of Stock Options.	Note 12
10.27	Subordinated Promissory Note, dated as of January 24, 2003, issued by HEI, Inc. and accepted by Colorado MEDtech, Inc.	Note 14
10.28	Lease, dated as of January 7, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 14
10.29	First Addendum to Lease, dated September 12, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 14
10.30	Second Addendum to Lease, dated January 23, 2003, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 14
10.31	Agreement Regarding Additional Security Deposit by and between Eastside Properties, Inc. and HEI, Inc.	Note 14
10.32	Letter Agreement, dated May 16, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 15
10.33	Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 15
†*10.34	Separation Agreement and Release, dated June 20, 2003, between HEI, Inc. and Steve E Tondera, Jr.
†*10.35	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Douglas J. Nesbit.
†*10.36	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Stephen K. Peterson.
†*10.37	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Scott M. Stole.
†*10.38	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Simon F. Hawksworth.
†*10.39	Employment Agreement, dated October 1, 2003, between HEI, Inc. and James C. Vetricek.

†10.40	Note Prepayment Agreement, dated October 15, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.
†10.41	Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
†10.42	Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.
†10.43	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
†10.44	Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
†10.45	Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
†10.46	Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group
†10.47	Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
†10.48	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
†10.49	Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
†10.50	Asset Purchase Agreement, dated October 31, 2003, by HEI, Inc. and MKS Instruments, Inc.
†10.51	Accounts Receivable Agreement Amendment, dated December 12, 2003, by and between HEI, Inc. and Beacon Bank.
†21	Subsidiaries of the Registrant.
†23	Consent of KPMG LLP.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1997, and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K/ A (Amendment No. 1), filed with the Securities and Exchange Commission on April 10, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

   †     Filed herewith.

SCHEDULE II

Valuation and qualifying accounts

	Balance at	Additions Charged
	Beginning	to Costs and	Deductions	Balance at
	of Period	Expenses	from Reserve(1)	End of Period

	(In thousands of dollars)
Allowance for doubtful accounts:
Year ended August 31, 2003	$85	$30	$23	$92
Year ended August 31, 2002	271	6	192	85
Year ended August 31, 2001	215	1,268	1,212	271

(1)	Represents charge-off of accounts receivable balances.

SIGNATURES

      In accordance with Section 13 or 15(c) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ MACK V. TRAYNOR III

Mack V. Traynor III
Chief Executive Officer and President

Date: December 15, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ MACK V. TRAYNOR III Mack V. Traynor III	Chief Executive Officer and President	December 15, 2003

/s/ DOUGLAS J. NESBIT Douglas J. Nesbit	Chief Financial Officer	December 15, 2003

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	December 15, 2003

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	December 15, 2003

/s/ MIKE EVERS Mike Evers	Director	December 15, 2003

/s/ GEORGE HEENAN George Heenan	Director	December 15, 2003

Anthony J. Fant	Director

INDEX TO EXHIBITS

3.3	Amendment, dated March 19, 2003, to the Amended and Restated Bylaws of HEI, Inc.
10.24	HEI, Inc. 1998 Stock Option Plan for Non-Employee Directors adopted November 18, 1998, as amended to date.
10.34	Separation Agreement and Release, dated June 20, 2003, between HEI, Inc. and Steve E Tondera, Jr.
10.35	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Douglas J. Nesbit.
10.36	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Stephen K. Petersen
10.37	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Scott M. Stole
10.38	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Simon F. Hawksworth
10.39	Employment Agreement, dated October 1, 2003, between HEI, Inc. and James C. Vetricek
10.40	Note Prepayment Agreement, dated October 15, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.
10.41	Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
10.42	Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.
10.43	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
10.44	Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.
10.45	Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
10.46	Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group
10.47	Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
10.48	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
10.49	Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group.
10.50	Asset Purchase Agreement, dated October 31, 2003, by HEI, Inc. and MKS Instruments, Inc.
10.51	Accounts Receivable Agreement Amendment, dated December 12, 2003, by and between HEI, Inc. and Beacon Bank.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.