Form 10-Q
period 2003-11-29
HEI INC
filed 2004-01-13
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 29, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ____.

Commission File Number 0-10078

HEI, Inc.

(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Steiger Lake Lane, Victoria, Minnesota	55386

(Address of principal executive offices)	(Zip Code)

(952) 443-2500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of January 12, 2004, 7,093,491 Common Shares, par value $.05 per share, were outstanding.

Table of Contents	HEI, Inc.

Part I - Financial Information (unaudited)
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21-22
Part II - Other Information
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands)	November 29, 2003	August 31, 2003

Assets
Current assets:
Cash and cash equivalents	$468	$806
Accounts receivable, net	6,130	6,314
Inventories	6,543	6,864
Other current assets	515	403

Total current assets	13,656	14,387

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	20,956	21,137
Accumulated depreciation	(16,422)	(15,769)

Net property and equipment	9,066	9,900

Developed technology, net	234	341
Security deposits	1,580	1,580
Other long-term assets	463	295

Total assets	$24,999	$26,503

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$607	$490
Current maturities of long-term debt	383	397
Accounts payable	3,638	3,951
Checks written in excess of cash	767	—
Accrued liabilities	3,636	3,798

Total current liabilities	9,031	8,636

Other long-term liabilities, less current maturities:
Other long-term liabilities	1,918	2,121
Long-term debt	2,085	2,555

Total other long-term liabilities, less current maturities	4,003	4,676

Total liabilities	13,034	13,312

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 7,046 and 7,046 shares issued and outstanding	352	352
Paid-in capital	18,951	18,951
Accumulated deficit	(6,696)	(5,443)
Notes receivable	(642)	(669)

Total shareholders’ equity	11,965	13,191

Total liabilities and shareholders’ equity	$24,999	$26,503

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	November 29, 2003	November 30, 2002

Net sales	$10,894	$5,490
Cost of sales	9,821	4,878

Gross profit	1,073	612

Operating expenses:
Selling, general and administrative	1,757	1,257
Research, development and engineering	722	495
Costs related to investigation	253	—

Operating loss	(1,659)	(1,140)

Other income (expenses):
Interest expense	(69)	—
Gain on prepayment of promissory note	472	—
Other income (expense), net	3	(34)

Loss before income taxes	(1,253)	(1,174)

Income tax benefit	—	19

Net loss	$(1,253)	$(1,155)

Net loss per common share:
Basic	$(0.18)	$(0.19)
Diluted	$(0.18)	$(0.19)

Weighted average common shares outstanding:
Basic	7,046	6,012
Diluted	7,046	6,012

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	November 29, 2003	November 30, 2002

Cash flow from operating activities:
Net loss	$(1,253)	$(1,155)
Depreciation and amortization	676	755
Accounts receivable allowance	(20)	—
Loss on disposal of property and equipment	15	—
Gain on prepayment of promissory note	(472)	—
Changes in operating assets and liabilities:
Accounts receivable	204	(338)
Inventories	321	376
Other current assets	(115)	(157)
Other assets	(179)	—
Accounts payable	(313)	(168)
Accrued liabilities	(347)	(369)

Net cash flow used in operating activities	(1,483)	(1,056)

Cash flow from investing activities:
Additions to property and equipment	(112)	(28)
Proceeds from sale of assets	17	—
Additions to patents	(10)	(71)
Sale of technology	323	—

Net cash flow provided by (used in) investing activities	218	(99)

Cash flow from financing activities:
Officer note repayment	27	—
Proceeds from long-term debt	2,350	—
Repayment of long-term debt	(2,334)	(186)
Net borrowings on line of credit	117	113
Checks written in excess of cash	767	—

Net cash flow provided by (used in) financing activities	927	(73)

Net decrease in cash and cash equivalents	(338)	(1,228)
Cash and cash equivalents, beginning of period	806	2,372

Cash and cash equivalents, end of period	$468	$1,144

Supplemental disclosures of cash flow information:

Interest paid	$54	$84
Income taxes received	—	(19)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2003. Interim results of operations for the three-month period ended November 29, 2003, may not necessarily be indicative of the results to be expected for the full year.

The Fiscal 2004 unaudited interim consolidated financial statements include our acquisition, on January 24, 2003, of certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED or our Advanced Medical Operations (“AMO”)), in a business combination accounted for as a purchase. The accompanying unaudited interim consolidated financial statements have been prepared on the basis of assumptions discussed in Note 6 to our unaudited consolidated financial statements, including a preliminary allocation of the consideration paid for the assets and liabilities of AMO based on valuations of its fair value.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

(2)  Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1,253 for the three-month period ended November 29, 2003, and $4,629 for the year ended August 31, 2003.

We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. During our fiscal year ended August 31, 2003 (“Fiscal 2003”), and the first quarter of our fiscal year ending August 31, 2004 (“Fiscal 2004”), we undertook a number of activities to restructure our capital structure to a lower interest rate and less restrictive structure. We replaced our revolving line of credit with LaSalle Business Credit, LLC, with an accounts receivable backed credit agreement with Beacon Bank that does not have restrictive covenants.

On October 29, 2003, we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group Inc., a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, is secured by our Victoria facility and equipment located at our Tempe facility. These loans provided us with the necessary resources to prepay the Subordinated Promissory Note (as defined below) held by Whitebox Hedged High Yield Partners (See Note 7). The terms of these new loans have an average interest rate of 7.75%, as compared to 12.00% for the retired debt.

At November 29, 2003, our sources of liquidity consisted of $468 of cash and cash equivalents and our revolving credit line agreement, which was due to expire in May 2004. On December 12, 2003, the revolving line was extended to September 1, 2004, and can be automatically and continually extended by HEI for successive periods of six months. The revolving credit line agreement allows for borrowings of up to $3,000, subject to availability based on accounts receivable. There was $607 outstanding on the revolving line at November 29, 2003, leaving an available credit of $2,393 as of the end of the first quarter of Fiscal 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, and the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, management believes numerous measures can be taken to reduce the expenditure levels including, but not limited to, reduction of spending for research and development, elimination of budgeted raises and reduction of non-strategic employees.

Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, the replacement and subsequent extension of the revolving and term credit facilities it has obtained, and the ability to unilaterally extend the line of credit agreement for periods of six months, it will meet its short and long-term debt obligations and operation requirements for at least the next twelve months.

(3)  Stock Based Compensation

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

	Three Months Ended

	November 29, 2003	November 30, 2002

Net loss as reported	$(1,253)	$(1,155)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(413)	(533)

Net loss pro forma	$(1,666)	$(1,688)

Basic and diluted net loss per share as reported	$(0.18)	$(0.19)
Stock-based compensation income (expense)	(0.06)	(0.09)

Basic and diluted net loss per share pro forma	$(0.24)	$(0.28)

There were 15,000 options granted under our stock option plans during the three-months ended November 29, 2003.

(4) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at November 29, 2003 and August 31, 2003:

	November 29,	August 31,
	2003	2003

Accounts Receivable, net:
Trade accounts receivable	$6,202	$6,406
Less: allowance for doubtful accounts	(72)	(92)

	$6,130	$6,314

Inventories:
Purchased parts	$4,736	$4,297
Work in process	1,108	958
Finished goods	699	1,609

	$6,543	$6,864

Accrued Liabilities:
Employee related costs	$924	$1,085
Contractual manufacturing obligations	410	498
Customer deposits	488	371
Current maturities of long-term liabilities	741	741
Interest	167	156
Warranty reserve	163	122
Other accrued liabilities	743	825

	$3,636	$3,798

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,998	$2,183
Unfavorable operating lease, net	592	610
Other non-current liabilities	69	69

Total	$2,659	$2,862
Less current maturities	741	741

Total other long-term liabilities	$1,918	$2,121

(5) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first three months of Fiscal 2004 and 2003 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance

Fiscal 2004	$122	$69	$28	$163
Fiscal 2003	$200	$—	$—	$200

(6) Acquisition

On January 24, 2003, we acquired certain assets and assumed certain liabilities of CMED’s Colorado operations (a business unit of CMED or the Advanced Medical Operations (“AMO”)) in a business combination accounted for as a purchase. In exchange for certain assets of our AMO, we issued 1,000,000 shares of our common stock, par value $0.05 (“Common Stock”), and assumed approximately $900 of liabilities related to our AMO, as well as an operating lease and other contractual commitments. Our consolidated financial statements include the results of our AMO since January 24, 2003. Our purposes for acquiring our AMO were to immediately gain access to the more stable medical sector, to consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to our customers and target markets. The design, development and manufacturing capabilities for medical devices at our AMO, coupled with our microelectronic design, development and manufacturing, improves our offerings to the market to retain and gain customers.

Below is a table of the estimated acquisition consideration, preliminary purchase price allocation and annual amortization of the intangible assets acquired in the acquisition of our AMO:

Amount

Purchase price allocation:
Cash	$1,538
Accounts receivable	300
Inventories	3,418
Property and equipment	1,225
Prepaids, deposits and other assets	1,690
Developed technology	377
Customer deposits and other reserves	(1,344)
Operating lease reserves	(3,110)
Transaction costs	(1,494)

$2,600

The intangible asset value for the developed technology of our AMO was determined utilizing discounted cash flow analyses. The discounted cash flow analysis was based on three to five-year cash flow projections. The expected future cash flows attributable to developed technology was discounted to present value at discount rates ranging from 23% to 40%, taking into account risks related to the characteristics and applications of the developed technology, our anticipated courses of business activities, historical financial market rates of return, and assessments of the stage of the technology’s life cycle. The developed technology had reached technological feasibility and therefore was capitalized.

Amortization expense for developed technology for the three-months ended November 29, 2003, was $33. Amortization expense is estimated to be $110 in Fiscal 2004, $105 in our fiscal year ending August 31, 2005, $48 in our fiscal year ending August 31, 2006, and $4 thereafter.

The preliminary purchase allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $600 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses since we do not intend to occupy. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm, to assist us in reducing our occupancy costs at this facility by sub-leasing the 50,000 square foot addition. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying unaudited consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities increases the carrying values of long-lived assets. At November 29, 2003, the carrying value of long-lived assets had been reduced by a net of $4,074 by the allocation of negative goodwill. We anticipate completing the purchase price allocation by January 24, 2004.

On October 31, 2003, we entered into an agreement with MKS Instruments, Inc. (the “MKS Agreement”), wherein MKS purchased our solid state radio frequency power amplifier technology. This technology focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but could be scaled for use in other MRI equipment. The value of the transaction was $423. The first two milestone payments totaling $323 were paid by wire transfer on October 31, 2003. The remaining $100 will be recognized in revenue and due upon our completion of engineering as set forth in the MKS agreement. The engineering development services are targeted for completion in May 2004. The MKS agreement contains a non-compete clause restricting us from developing and selling competing solid state amplifiers in the MRI market for a period of two years. This non-compete clause does not restrict us from fulfilling our traditional role as a contract manufacturer of third party solid state MRI amplifiers.

On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “BD Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400. Such amount will be paid in five installments of $80, the first of which was paid on November 17, 2003, and the remainder of which will be paid on January 31, 2004, April 30, 2004, July 31, 2004 and September 30, 2004, respectively. Except for cash flow, the BD Settlement Agreement did not impact our results of operations as we had established a full reserve in the purchase accounting adjustments for this matter. Our dispute was based on certain equipment that was shipped to BD prior to the acquisition of AMO that did not meet the customer’s acceptance criteria.

Our results for the quarter ended November 29, 2003, include our AMO for the entire quarter. The following table presents our unaudited pro forma consolidated results of operations for the quarter ended November 30, 2002 as if the acquisition of our AMO took place on September 1, 2002.

Three Months Ended
November 30, 2002

Net sales	$12,903
Net loss	(3,217)
Net loss per share	$(0.17)

As our AMO had a June 30 year-end and we have an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for us and our AMO. The three-month 2002 pro forma information includes unaudited results of operations for the three-month period ended November 30, 2002 for us and unaudited results of operations for the three-month period ended September 30, 2002 for our AMO.

The unaudited pro forma amounts have been derived by applying pro forma adjustments to the historical consolidated financial information of us and our AMO. The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

(7) Long-Term Debt

Our long-term debt consists of the following:

	November 29,	August 31,
	2003	2003

Subordinated promissory note, due September 30, 2004	$—	$2,740
Commercial loans payable in fixed monthly principal installments of $12 through May 2004 and July 2005; secured with certain machinery and equipment.	177	212
Commerce Bank mortgage payable in monthly installments of principal and interest based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; secured by our Victoria facility.	1,189	—
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; secured by our Victoria facility and equipment located at our Tempe facility.	1,102	—

Total	2,468	2,952
Less current maturities	383	397

Total long-term debt	$2,085	$2,555

During our fiscal year ended August 31, 2003, and the first quarter of Fiscal 2004, we undertook a number of activities to restructure our term-debt. The following is a summary of the history of our debt and those restructuring transactions:

We originally issued Industrial Development Revenue Bonds (“IDRBs”) in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from the Subordinated Promissory Note issued by us to CMED, in the principal amount of $2,600 (the “Subordinated Promissory Note”), in connection with the acquisition of our AMO were used to fund the repayment of principal and interest on the IDRBs. We also used $845 of the proceeds from the Subordinated Promissory Note to retire our capital expenditure notes with LaSalle Business Credit, LLC.

The Subordinated Promissory Note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003, and subsequently modified on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360. We paid the accrued interest, totaling $167, with 47,700 unregistered shares of our Common Stock valued at $3.50 per share. The 47,700 shares of Common Stock were issued to Whitebox on

December 8, 2003. Interest from September 15, 2003 through October 15, 2003, was forgiven in connection with such prepayment. As a result of the prepayment of the Subordinated Promissory Note, we recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 (included in other income (expense)) during the first quarter of Fiscal 2004.

The funds to prepay the Subordinated Promissory Note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and, its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The term of the first note is six years with an interest rate at 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event shall the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years, with an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period that began on October 28, 2003.

(8)  Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $5,873 and $5,405, at November 29, 2003, and August 31, 2003, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(9)  Net Loss per Share Computation

The components of net loss per basic and diluted share are as follows:

	Three Months Ended

	November 29, 2003	November 30, 2002

Basic:
Net loss	$(1,253)	$(1,155)
Net loss per share	$(0.18)	$(0.19)
Weighted average number of common shares outstanding	7,046	6,012
Diluted:
Net loss	$(1,253)	$(1,155)
Net loss per share	$(0.18)	$(0.19)
Weighted average number of common shares outstanding	7,046	6,012
Assumed conversion of stock options	—	—
Weighted average common and assumed conversion shares	7,046	6,012

Approximately 1,204,100 and 1,364,175 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three-month periods ended November 29, 2003 and November 30, 2002, respectively.

(10)  Notes Receivable and Transactions with Former CEO

During April 2001, we recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended in July 2002. These notes provide for full recourse to the individuals, bear interest at Prime (with the exception of one individual who bears interest at prime plus 1/2 per annum) and have a term of five years with interest only payments to be made annually (on November 2, 2002 and April 2, 2003) for the first (2) years and with annual principal and interest installments to be paid thereafter through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of November 29, 2003, the interest due to us under these notes receivable was $16, and is payable April 2, 2004. During the first quarter of Fiscal 2004, the former Chief Financial Officer paid $27 of principal against our note receivable from him. As of November 29, 2003, outstanding principal due to us under these notes receivable was $1,229, $587 of which is reserved due to its uncollectible nature as it relates to our judgment against our former Chairman of the Board, Chief Executive Officer and President and a current director. The Board of Directors has repeatedly requested that Mr. Fant resign as a Director, but as of yet, he has declined to do so.

On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. As of November 29, 2003, the total combined judgment against Mr. Fant was approximately $1,487. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that will be recognized as a recovery in the second quarter of Fiscal 2004. Such amount partially reduces our total judgment amount of $1,599. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

Prior to commencing the litigation against Mr. Fant, our Board of Directors established a Special Committee of Independent Directors (the “Special Committee”) to address all issues related to Mr. Fant. The Special Committee has reported to us that it has completed a thorough internal investigation of such issues, including an accounting review relating to certain expenses incurred by us on behalf of Mr. Fant. During the first quarter of Fiscal 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $253 in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. The investigation conducted was completed on December 14, 2003.

The Special Committee also reviewed the actions taken by us to address the issues related to Mr. Fant’s activities, which included our litigation against Mr. Fant, enhancement of our controls over expense reporting and setting a proper tone at the top from our new Chief Executive Officer, and concluded that such actions were appropriate. The Special Committee believes that our only remaining actions with respect to Mr. Fant include (i) continuing to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets and (ii) nominating a person other than Mr. Fant to fill the director position currently held by Mr. Fant when his current term ends at our 2005 Annual Meeting of Shareholders.

(11) Major Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue at November 29, 2003 and November 30, 2002, respectively.

	Three Months Ended

	November 29, 2003	November 30, 2002

Sonic Innovations, Inc.	6%	28%
Siemens, Inc.	9%	19%
GE Medical Systems	15%	0%
CADx Medical Systems	14%	0%

Total	44%	47%

Sonic Innovations, Inc. and Siemens, Inc. operate in the human hearing-aid market. The decrease in percent of sales and sales dollars with both Sonic Innovations, Inc. and Siemens, Inc. during the three-month period ended November 29, 2003, is largely a result of their increased internal manufacturing capabilities and offshore outsourcing, and to a lesser degree the comparison against a larger revenue base. The addition of GE Medical Systems and CADx Medical Systems as major customers in the first quarter of Fiscal 2004 is a result of the acquisition of our AMO.

Accounts receivable from these customers represented 41% and 38%, respectively, of the total accounts receivable at November 29, 2003, and August 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)

THREE MONTHS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002:

The following discussion highlights the significant factors affecting changes in our financial condition and results of operations. This review should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

OVERALL

On January 24, 2003, we acquired certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED or the Advance Medical Operations (“AMO”)) in a business combination accounted for as a purchase. In connection with this acquisition, we issued 1,000,000 shares of our common stock and assumed approximately $900 of AMO liabilities, as well as an operating lease and other contractual commitments.

During the first quarter of Fiscal 2004, we launched three new significant customer programs, added two new development projects, and received an expansion on two existing projects. At present, our research & development effort is supporting 11 medical clients with 15 active projects. However, the amount of new programs at our Victoria facility has created issues related to capacity and caused increased scrap costs and excessive overtime.

Our joint development effort with Cerner Corporation continues to expand and move toward product launch in Fiscal 2004 based upon testing at initial clinical sites. This project is the first project that has enabled us to exploit the core competencies of both our Victoria and Boulder facilities, as was envisioned by our acquisition of our AMO. While the Cerner relationship has great potential we are still pursuing new opportunities to fill the hole in our sales pipeline left by the former owners of CMED.

The initial phases of implementing lean flow manufacturing at our Boulder facility have been completed. In addition, we have begun the process of bringing in-house the manufacturing of a major product line that was previously outsourced. We expect the resulting improvement in efficiencies in both of these efforts to translate into future cost savings. These cost savings will become important in the future as some of our large customers that purchase products from our AMO have placed significant pressure on our pricing for the opportunity to enter into contracts with them for future programs.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policy as well as the policies included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2003, may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

Purchase Accounting

The accompanying statements reflect a preliminary allocation of the purchase price of our AMO – see Note 6 to our unaudited consolidated financial statements. This allocation includes an accrual of $730 related to an unfavorable operating lease; $2,380 for future estimated lease payments and a $600 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm, to assist HEI in reducing its occupancy costs at this facility by sub-leasing the 50,000 square foot addition. The final allocation of the consideration to be paid may differ from those assumptions reflected in the accompanying unaudited consolidated financial statements. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO. We continue the process of gathering information to complete our analysis of the excess lease capacity and the contractual manufacturing obligations. Any reductions in these liabilities will result in a decrease in the carrying value of the intangible assets and fixed assets. Conversely, an increase in these liabilities increases the carrying values of long-lived assets. At November 29, 2003, the carrying value of long-lived assets has been reduced by a net of $4,074 by the allocation of negative goodwill. We anticipate completing the purchase price allocation by January 24, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertaking to deliver more that one product or service. We are required to adopt EITF Issue 00-21 on transactions occurring after September 1, 2003.

In evaluating EITF 00-21, generally customer orders are manufactured and delivered without installation or special acceptance protocols. We provide development services and fulfill service contracts for the maintenance of equipment sold by AMO. Maintenance service revenues are currently insignificant to our consolidated financial statements. Occasionally, we may have special acceptance protocols or may have revenues that are contingent upon the completion of certain milestones. We may establish one or more contractual relationships with one customer that involve multiple deliverables including development, manufacturing and service. Each of these deliverables is considered a separable element and sufficient evidence of fair value of these elements exists to allow separate revenue recognition for these units of accounting. For manufacturing or assembly orders, revenue is recognized upon shipment, less the greater of the fair value associated with installation or the amount of revenue that is deemed contingent upon these elements, which is deferred until customer acceptance or the underlying contingency has been fulfilled and relieved. In addition, service revenues are deferred based on the fair value of the services to be provided. Development contracts are discrete projects that generally do not involved multiple deliverables. Revenue for our development contracts are recorded using either the percentage of completion or completed contract methods. Where a development agreement includes multiple deliverables, we will continue to recognize revenue using either the percentage of completion or completed contract methods as long as the other contractual elements qualify for separate accounting. Otherwise, the entire arrangement may be accounted for as one arrangement with revenue recognized upon the delivery of all elements.

The adoption of EITF 00-21 did not have a material effect on our financial statements since revenue associated with these projects in Fiscal 2004 were immaterial.

FINANCIAL CONDITION AND LIQUIDITY

Our net cash flow used by operating activities was $1,483 for the three months ended November 29, 2003, as compared to $1,056 in the same prior-year period. For the first quarter of Fiscal 2004, the increase in cash flow used by operating activities resulted from a number of items. We recognized a non cash gain of $472 during the first quarter of Fiscal 2004 for the prepayment of our Subordinated Promissory Note. Accounts receivable generated cash of $204 in the first quarter of Fiscal 2004 compared to a cash usage of $338 in the first quarter of Fiscal 2003 due to improved terms with certain large customers. The cash generated in the first quarter of Fiscal 2004 was offset by the cash usage of $313 related to the decline in the accounts payable balance as well as a cash usage of $179 related to the increase in other assets. The increase in other assets is primarily due to the payment of $150 in deposits for our new Term Credit Facilities with Commerce Bank.

Net cash flow provided by investing activities was $218 for the three-month period ended November 29, 2003 as opposed to a cash usage of $99 for the three-month period ended November 30, 2002. The increase was due to the sale of a certain technology that came as a part of the AMO acquisition. This increase was somewhat offset by the disposal of certain fixed assets.

Our net cash flow of $927 provided by financing activities during the first quarter of Fiscal 2004 relates primarily to the refinancing of our obligation to Whitebox under the Subordinated Promissory Note and $767 of checks issued in excess of cash balances. The increase in checks issued in excess of cash balances is due to the timing of payment of accounts payable and funding under the Company’s line of credit during the first quarter of Fiscal 2004. On October 15, 2003 we prepaid the Subordinated Promissory Note with Whitebox using the proceeds from two separate term loans with Commerce Bank, a Minnesota state banking association and its affiliate Commerce Financial Group, Inc., a Minnesota corporation in the aggregate amount of $2,350. The first note, with Commerce bank is in the amount of $1,200, is secured by our Victoria Minnesota facility, and has an interest rate of 6.50% per annum for the first three years. Monthly payments of principal and interest will be based on a twenty year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group Inc. is in the amount of $1,150, and is secured by our Victoria Minnesota facility and equipment at our Tempe facility. This note has a term of four years and an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are being paid over a 48 month period that began on October 28, 2003.

The result of these activities was a decrease in cash by $338 and $1,228, respectively, during the first quarter of Fiscal 2004 and the first quarter of Fiscal 2003. At the end of the first quarter of Fiscal 2004, our unrestricted cash balance was $468.

Accounts receivable average days outstanding were 49 days at November 29, 2003, compared to 46 days at August 31, 2003. Inventory turns were 5.6 for the three month period ended November 29, 2003, compared to 5.0 for the same period a year ago. The increased days outstanding are mainly due to one significant slow paying customer. However, we have collected a substantial amount from this customer subsequent to the end of the first quarter of Fiscal 2004. Increased inventory turns for the first quarter of Fiscal 2004 were primarily due to the adoption of lean flow manufacturing techniques at our Boulder facility.

We have a maximum of $3,000 available under our revolving line of credit that is due to expire on September 1, 2004 and can be automatically and continually extended by HEI for successive periods of six months. The credit revolving line agreement allows for borrowings subject to availability based on accounts receivable. There was $607 outstanding on the revolving line at November 29, 2003, leaving an available credit of $2,393 as of the end of the first quarter of Fiscal 2004.

Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, the replacement and subsequent extension of its revolving and term credit facilities it has obtained, it will meet its short and long-term debt obligations and operation requirements for at least the next twelve months.

RESULTS OF OPERATIONS

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results:

	Three Months Ended

	November 29,		November 30,
	2003		2002

Net sales	$10,894	100%	$5,490	100%
Cost of sales	9,821	90%	4,878	89%

Gross profit	1,073	10%	612	11%
Operating expenses	2,732	25%	1,752	32%

Operating loss	(1,659)	(15%)	(1,140)	(21%)
Other income (expense)	406	4%	(34)	(1%)

Loss before income taxes	(1,253)	(12%)	(1,174)	(21%)
Income tax benefit	—	0%	(19)	0%

Net loss	$(1,253)	(12%)	$(1,155)	(21%)

Net Sales

Net sales in the first quarter of Fiscal 2004 were $10,894, an increase of $5,404, or 50%, from the comparable quarter last year. This first quarter increase is mainly related to $5,753 in net sales generated by our AMO, which was acquired in January 2003. The increase attributed to the addition of our AMO was partially offset by the softening revenues in the Communications and Industrial product markets.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales are subject to uncontrollable fluctuations. To the extent that sales to any one customer represent a significant portion of sales, any change in the sales levels to that customer can have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume. We have significant customer concentration with 44% of net sales in the first quarter of Fiscal 2004 being generated by four customers. However, our customer concentration has improved from the first quarter of Fiscal 2003, as 47% of our sales for the three-month period ended November 30, 2002 were generated by only two customers.

At November 29, 2003, our backlog for future orders was approximately $16,489, compared to approximately $18,645 at August 31, 2003. This decrease primarily reflects a softening of demand for our AMO products. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market for the three months ended November 29, 2003, are as follows:

	Three Months Ended

	November 29, 2003	November 30, 2002

Medical/Hearing	$9,328	$3,976
Communications	433	462
RFID	854	607
Other	279	445

Total Net Sales	$10,894	$5,490

Net sales analysis by market follows:

Sales to medical/hearing customers represent 86% of total net sales for the three-month period ended November 29, 2003, as compared to 72% for the three-month period ended November 30, 2002. This represents a first quarter Fiscal 2004 increase of $5,352, or 135%, when compared to the first quarter of Fiscal 2003. The increase is primarily the result of the addition of our AMO, which contributed medical revenues of $5,753 for the three-month period ended November 29, 2003. The offsetting decrease in sales for the three-month period ended November 29, 2003 is a result of Sonic Innovations, Inc. moving a program offshore, and Siemens, Inc. increasing their internal manufacturing capabilities.

Net sales to the communications products market represents 4% of total net sales for the three-month period ended November 29, 2003, as compared to 8% for the first quarter of Fiscal 2003. The decrease of $29, or 7%, from the first quarter of Fiscal 2003 is largely a result of the current weakness in the telecommunications markets. We are experiencing increased activity in this market with numerous low volume purchase orders. In September 2002, we realigned our sales emphasis to narrowly focus our efforts to key niche customers to obtain the best margin revenue while improving the efficiencies in developing new business.

Net sales to the RFID (radio frequency identification device) products market represent 8% of our total net sales for the three-month period ended November 29, 2003, as compared to 11% for the three-month period ended November 30, 2002. In total, RFID net sales for the first quarter of Fiscal 2004 increased by $247, or 41%, as compared to the same period last year. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of long-term market acceptance of these initiatives is currently unknown.

Net Sales to the Industrial products market represent 2% of our total net sales for the three-month period ended November 29, 2003, and 8% for the first quarter of Fiscal 2003. This translates into a decrease of $166, or 37%, in the three-month period ended November 29, 2003 from the three-month period ended November 30, 2002. The overall market remains depressed; however we are seeing slight increased activity in this market with numerous low volume purchase orders.

Gross Profit

Gross profit was $1,073 (10% of net sales) for the three-months ended November 29, 2003, compared to $612 (11%) for the three-months ended November 30, 2002. Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs. In addition, the start up of three new significant customer programs and the start up of one internal program between our Victoria and Boulder facilities had an impact on our margins due to higher scrap costs and increased payroll costs associated with overtime.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $500, or 40%, for the three month-period ended November 29, 2003. As a percentage of net sales, selling, general and administrative expenses were 16% for the three-month period ended November 29, 2003, as compared to 23% for the comparable period last year. The increase is primarily related to our AMO business acquired in January 2003, which contributed $655 in selling, general and administrative expenses for the first quarter of Fiscal 2004. Without regard to our acquisition of AMO, selling, general and administrative expenses declined in total and as a percentage of net sales in the first quarter of Fiscal 2004. These decreases are mainly the result of decreased depreciation costs in the first quarter of Fiscal 2004, excluding the depreciation related to our AMO fixed assets, as some of our assets, mainly computer software and equipment, were fully depreciated during Fiscal 2003.

Research, development, and engineering expenses

Research, development, and engineering expenses increased $227, or 46%, for the first quarter of Fiscal 2004. As a percentage of net sales, research, development, and engineering expenses were 6% for the three-month period ended November 29, 2003 as compared to 9% for the first quarter of Fiscal 2003. The increase in these expenses is primarily a result of the addition of our AMO in January 2003, which contributed $291 in research, development, and engineering expenses during the first quarter of Fiscal 2004. The remaining decrease of these expenses both in total and as a percentage of net sales for the period ended November 29, 2003 is a result of our continued efforts to right-size the business balanced with our commitment to maintain research and development efforts.

Costs related to investigation

During the first quarter of Fiscal 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $253 in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. See Note 10 to our unaudited consolidated financial statements. The Special Committee completed its investigation into such issues on December 14, 2003. Therefore, we anticipate an additional charge of $300 to $350 during the quarter ended February 28, 2004, related to this investigation.

Other Income (Expense), net

We recorded $406 in net other income during the three-month period ended November 29, 2003, and $34 in net other expenses during the three-months ended November 30, 2002. For the period ended November 29, 2003, the net other income consists primarily of interest expense of $69 and a gain of $472 recognized in connection with the prepayment of the Whitebox Subordinated Promissory Note. The increase in interest expense of $69 in the first quarter of Fiscal 2004 from $0 during the three-months ended November 30, 2002 is related to the two loans obtained to fund the prepayment of our Subordinated Promissory Note.

Income Taxes

We established a valuation allowance of approximately $5,900 and $5,400 at November 29, 2003 and August 31, 2003, respectively, to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired. At November 29, 2003, we had Federal net operating loss carryforwards expiring at various dates ranging from 2013 through 2023.

Forward-Looking Statements

Some of the Information included in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
(in thousands, except share and per share amounts)

Market Risk

We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

We are exposed to a floating interest rate risk from our new Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and, its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. We obtained two separate loans in the aggregate amount of $2,350. The first note, with Commerce Bank, in the amount of $1,200, is secured by our Victoria, Minnesota facility. The term of the first note is six years with an interest rate at 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event shall the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years, with an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period that began on October 28, 2003. A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

Item 4. Controls and Procedures

During the course of their audit of our Consolidated Financial Statements for our fiscal year ended August 31, 2003, our independent auditors, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified a deficiency in internal controls. Such deficiency was considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weakness related to the overriding, by our former Chief Executive Officer and Chief Financial Officer, of internal controls relating to the payment of certain expenses not supported by proper documentation. We have taken a number of steps to establish a proper control environment, including:

•	the replacement of the Chief Executive Officer, Chief Financial Officer and Controller,

•	the establishment of a Special Committee of Independent Directors to address all issues relating to the former Chief Executive Officer;

•	the completion of an accounting review by an independent accounting firm relating to the payment of certain expenses not supported by proper documentation;

•	the elimination of opportunities to override appropriate controls over expense reporting by elimination of substantially all corporate credits cards and the requirement of approved expense reports for any travel reimbursement;

•	the establishment by our current Chief Executive Officer of a tone at the top that overriding of internal controls will not be tolerated; and

•	the establishment of a whistle blower hotline.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2003, we commenced litigation against Anthony J. Fant, the former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The Board of Directors has repeatedly requested that Mr. Fant resign as a Director, but as of yet, he has declined to do so. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on its breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. As of November 29, 2003, the total combined judgment against Mr. Fant was approximately $1,487. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts. Such amount partially reduces our total judgment amount of $1,599. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On September 24, 2003, we filed a Current Report on Form 8-K announcing, under Item 5—Other Events, that we had presented an overview of our business plan at the first ThinkEquity Partners Growth Conference, a two day forum focusing on a wide array of technology sectors and growth markets. A copy of the presentation materials was included as Exhibit 99.1 to the Form 8-K.

On October 21, we filed a Current Report on Form 8-K announcing, under Item 12—Results of Operations and Financial Condition, that we had issued a press release regarding the results for our fourth quarter and fiscal year ended August 31, 2003. A copy of the press release was included as Exhibit 99.1 to the Form 8-K.

On October 30, 2003, we filed a Current Report on Form 8-K announcing, under Item 5—Other Events, that we had issued a press release regarding the completion of funding of two loans in the aggregate amount of $2.35 million under a Term Credit Facility with Commerce Bank of Edina, Minnesota, and its affiliate, Commerce Financial Group Inc. A copy of the press release was included as Exhibit 99.1 to the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

Date: January 13, 2004	/s/ Douglas J. Nesbit

Douglas J. Nesbit
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.