Form 10-Q
period 2004-02-28
HEI INC
filed 2004-04-13
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
****
FORM 10-Q
****

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2004.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-10078

HEI, Inc.

(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1495 Steiger Lake Lane, Victoria, Minnesota	55386

(Address of principal executive offices)	(Zip Code)

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

As of April 12, 2004, 8,273,491 Common Shares, par value $.05 per share, were outstanding.

Table of Contents	HEI, Inc.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets (Unaudited)
(In thousands)

	February 28, 2004	August 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,611	$806
Restricted cash	679	—
Accounts receivable, net	5,781	6,314
Inventories	6,328	6,864
Other current assets	445	403

Total current assets	14,844	14,387

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	21,244	21,137
Accumulated depreciation	(17,054)	(15,769)

Net property and equipment	8,722	9,900

Developed technology, net	246	341
Security deposits	1,580	1,580
Other long-term assets	479	295

Total assets	$25,871	$26,503

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$490
Current maturities of long-term debt	368	397
Accounts payable	5,174	3,951
Accrued liabilities	4,195	3,798

Total current liabilities	9,737	8,636

Other long-term liabilities, less current maturities:
Other long-term liabilities	1,714	2,121
Long-term debt	1,999	2,555

Total other long-term liabilities, less current maturities	3,713	4,676

Total liabilities	13,450	13,312

Shareholders’ equity:
Undesignated stock; 5,000 shares authorized; none issued	—	—
Common stock, $.05 par; 10,000 shares authorized; 8,273 and 7,046 shares issued and outstanding	414	352
Paid-in capital	22,295	18,951
Accumulated deficit	(9,665)	(5,443)
Notes receivable	(623)	(669)

Total shareholders’ equity	12,421	13,191

Total liabilities and shareholders’ equity	$25,871	$26,503

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	$9,995	$8,144	$20,911	$13,634

Cost of sales	9,544	7,298	19,396	12,176

Gross profit	451	846	1,515	1,458

Operating expenses:
Selling, general and administrative	2,061	1,612	3,818	2,869
Research, development and engineering	857	592	1,579	1,087
Costs related to investigation	504	—	757	—

Operating loss	(2,971)	(1,358)	(4,639)	(2,498)

Other income (expenses):
Interest expense	(98)	—	(167)	—
Gain on prepayment of promissory note	—	—	472	—
Litigation recovery	112	—	112	—
Other income (expense), net	(12)	22	—	(12)

Loss before income taxes	(2,969)	(1,336)	(4,222)	(2,510)

Income tax benefit	—	—	—	19

Net loss	$(2,969)	$(1,336)	$(4,222)	$(2,491)

Net loss per common share:
Basic	$(0.41)	$(0.21)	$(0.59)	$(0.40)
Diluted	$(0.41)	$(0.21)	$(0.59)	$(0.40)

Weighted average common shares outstanding:
Basic	7,232	6,418	7,140	6,216
Diluted	7,232	6,418	7,140	6,216

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	February 28, 2004	March 1, 2003
Cash flow from operating activities:
Net loss	$(4,222)	$(2,491)
Depreciation and amortization	1,347	1,447
Accounts receivable allowance	(20)	—
Loss on disposal of property and equipment	26	—
Gain on prepayment of promissory note	(472)	—
Changes in operating assets and liabilities:
Restricted cash related to the deferred litigation recovery	(679)	—
Accounts receivable	553	(1,571)
Inventories	536	689
Other current assets	(37)	(121)
Other assets	(35)	34
Accounts payable	1,223	1,637
Accrued liabilities	33	88

Net cash flow used in operating activities	(1,747)	(288)

Cash flow from investing activities:
Additions to property and equipment	(309)	(43)
Proceeds from sale of assets	17	—
Additions to patents	(39)	(64)
AMO acquisition costs paid	—	(1,198)
Cash acquired from CMED	—	1,215
Sale of technology	323	—

Net cash flow used in investing activities	(8)	(90)

Cash flow from financing activities:
Proceeds from issuance of stock, net	3,239	—
Officer note repayment	46	—
Proceeds from long-term debt, net	2,200	2,600
Repayment of long-term debt	(2,435)	(2,101)
Deferred financing costs	—	(91)
Net repayments on line of credit	(490)	(1,589)
Restricted cash	—	(800)

Net cash flow provided by (used in) financing activities	2,560	(1,981)

Net increase (decrease) in cash and cash equivalents	805	(2,359)
Cash and cash equivalents, beginning of period	806	2,372

Cash and cash equivalents, end of period	$1,611	$13

Supplemental disclosures of cash flow information:
Interest paid	$150	$119
Income taxes received	—	(19)

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(1) Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by HEI, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements contain all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2003. Interim results of operations for the three- and six-month periods ended February 28, 2004, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the operations and certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED or our Advanced Medical Operations (“AMO”) since its acquisition by the Company on January 24, 2003. The accompanying unaudited interim consolidated financial statements have been prepared on the basis of assumptions discussed in Note 6 to our unaudited consolidated financial statements, including an allocation of the consideration paid for the assets and liabilities of AMO based on valuations of its fair value.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

(2) Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $2,969 and $4,222 for the three-month and six-month periods ended February 28, 2004, and $4,629 for the year ended August 31, 2003.

We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit and term debt, operating equipment leases and cash generated by operations. During our fiscal year ended August 31, 2003 (“Fiscal 2003”), and the first six-months of our fiscal year ending August 31, 2004 (“Fiscal 2004”), we undertook a number of activities to improve our capital structure to lower our average interest rate and have less restrictions. We replaced our revolving line of credit with LaSalle Business Credit, LLC, with an accounts receivable backed credit agreement with Beacon Bank that does not have restrictive covenants.

On October 29, 2003, we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, Inc,. a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, is secured by our Victoria facility and equipment located at our Tempe, Arizona facility. These loans provided us with the necessary resources to prepay the Subordinated Promissory Note (as defined below) held by Whitebox Hedged High Yield Partners (See Note 7). The terms of these new loans have an average interest rate of 7.75%, as compared to 12.00% for the retired debt.

On February 13, 2004, we sold 1,180,000 shares of our Common Stock together with five-year warrants to purchase up to 354,000 shares of our Common Stock at an exercise price of $3.72 per share in a private placement to a group of 18 institutional and accredited investors. We received gross proceeds of $3,540, excluding transaction costs of $301, for the shares and warrants sold, which will be used to increase working capital and for future capital expenditures. The shares and warrants were sold in reliance on the exemption afforded under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. We paid a 6% underwriting discount in connection with the sale and the placement agent, ThinkEquity Partners, LLC, also received warrants to purchase up to 70,800 shares of our Common Stock at an exercise price of $3.72 per share as additional compensation for the private placement.

As a result of the equity raised, we have demanded repayment of our deposit of $1,430 that the landlord of our Boulder facility now holds on our behalf. We are in negotiations with the landlord over the disposition of the deposit.

At February 28, 2004, our sources of liquidity consisted of $1,611 of cash and cash equivalents and our revolving credit line agreement, which pursuant to an extension granted on December 12, 2003, expires on September 1, 2004, and can be automatically and continually extended by us for successive periods of six months. The revolving credit line agreement allows for borrowings of up to $3,000, subject to availability based on accounts receivable. There was no outstanding balance on the revolving line at February 28, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, and the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, management believes numerous measures can be taken to reduce the expenditure levels including, but not limited to, reduction of spending for research and development, elimination of budgeted raises and reduction of non-strategic employees.

Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, the replacement and subsequent extension of the revolving and term credit facilities, and the ability to unilaterally extend the line of credit agreement for periods of six months, it will meet its short and long-term debt obligations and operation requirements for at least the next twelve months.

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

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net loss as reported	$(2,969)	$(1,336)	$(4,222)	$(2,491)

Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(515)	(537)	(928)	(1,070)

Net loss pro forma	$(3,484)	$(1,873)	$(5,150)	$(3,561)

Basic and diluted net loss per share as reported	$(0.41)	$(0.21)	$(0.59)	$(0.40)

Stock-based compensation income (expense)	(0.07)	(0.08)	(0.13)	(0.17)

Basic and diluted net loss per share pro forma	$(0.48)	$(0.29)	$(0.72)	$(0.57)

There were 332,000 and 347,000 options granted under our stock option plans during the three-months and six-months ended February 28, 2004.

(4) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at February 28, 2004 and August 31, 2003:

	February 28,	August 31,
	2004	2003
Accounts Receivable, net:
Trade accounts receivable	$5,853	$6,406
Less: allowance for doubtful accounts	(72)	(92)

	$5,781	$6,314

Inventories:
Purchased parts	$4,227	$4,297
Work in process	975	958
Finished goods	1,126	1,609

	$6,328	$6,864

Accrued Liabilities:
Employee related costs	$1,210	$1,085
Contractual manufacturing obligations	220	498
Customer deposits	459	371
Current maturities of long-term liabilities	741	741
Interest	—	156
Warranty reserve	163	122
Deferred litigation recovery	679	—
Other accrued liabilities	723	835

	$4,195	$3,798

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,812	$2,183
Unfavorable operating lease, net	574	610
Other non-current liabilities	69	69

Total	$2,455	$2,862
Less current maturities	741	741

Total other long-term liabilities	$1,714	$2,121

(5) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first six months of Fiscal 2004 and 2003 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
Fiscal 2004	$122	$97	$56	$163
Fiscal 2003	$200	$376	$160	$416

(6) Acquisition

On January 24, 2003, we acquired certain assets and assumed certain liabilities of CMED’s Colorado operations (a business unit of CMED or our AMO) in a business combination accounted for as a purchase. In exchange for certain assets of our AMO, we issued 1,000,000 shares of our Common Stock, and assumed approximately $1,364 of liabilities related to our AMO, as well as an operating lease and other contractual commitments. Our consolidated financial statements include the results of our AMO since January 24, 2003. Our purposes for acquiring our AMO were to immediately gain access to the more stable medical sector, to consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to our customers and target markets. The design, development and manufacturing capabilities for medical devices at our AMO, coupled with our microelectronic design, development and manufacturing, improves our offerings to the market to retain and gain customers.

During the quarter ended February 28, 2004, we finalized our purchase price allocation for this acquisition. Since our Annual Report of Form 10-K for the fiscal year ended August 31, 2003, we have increased our developed technologies by $323 related to technology sold to MKS Instruments and we increased other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of property and equipment of $163. Below is a table of the acquisition consideration, purchase price allocation and annual amortization of the intangible assets acquired in the acquisition of our AMO:

Amount
Purchase price allocation:
Cash	$1,215
Accounts receivable	300
Inventories	3,418
Property and equipment	1,348
Prepaids, deposits and other assets	1,690
Developed technology	738
Customer deposits and other reserves	(1,504)
Operating lease reserves	(3,110)
Transaction costs	(1,495)

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

Amortization expense for developed technology for the three-months and six-months ended February 28, 2004, was $24 and $59, respectively. Amortization expense is estimated to be $120 in Fiscal 2004, $124 in our fiscal year ending August 31, 2005, $57 in our fiscal year ending August 31, 2006, and $4 thereafter.

The purchase allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses since we do not intend to occupy. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley is assisting us in reducing our occupancy costs at this facility by sub-leasing the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. At February 28, 2004, the carrying value of long-lived assets had been reduced by a net of $3,914 by the allocation of negative goodwill.

On October 31, 2003, we entered into an agreement with MKS Instruments, Inc. (the “MKS Agreement”), wherein MKS Instruments, Inc. purchased our solid state radio frequency power amplifier technology. This technology focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but could be scaled for use in other MRI equipment. The value of the transaction was $423. The first two milestone payments totaling $323 were paid by wire transfer on October 31, 2003. The remaining $100 will be recognized in revenue and due upon our completion of engineering as set forth in the MKS Agreement. The engineering development services are targeted for completion in May 2004. The MKS Agreement contains a non-compete clause restricting us from developing and selling competing solid state amplifiers in the MRI market for a period of two years. This non-compete clause does not restrict us from fulfilling our traditional role as a contract manufacturer of third party solid state MRI amplifiers.

On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “BD Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400. Such amount will be paid in five installments of $80, of which the initial two were paid on November 17, 2003, and February 20, 2004, and the remainder of which will be paid on April 30, 2004, July 31, 2004, and September 30, 2004, respectively. Except for cash flow, the BD Settlement Agreement did not impact our results of operations as we had established a full reserve in the purchase accounting adjustments for this matter. Our dispute was based on certain equipment that was shipped to BD prior to the acquisition of AMO that did not meet the customer’s acceptance criteria.

Our results for the three-months and six-months ended February 28, 2004, include our AMO for the entire periods. The following table presents our unaudited pro forma consolidated results of operations for the three-months and six-months ended March 1, 2003, as if the acquisition of our AMO took place on September 1, 2002.

	Three Months Ended	Six Months
	March 1, 2003	March 1, 2003
Net sales	$12,917	$25,820
Net loss	(1,901)	(4,703)
Net loss per share	$(0.27)	$(0.67)

As our AMO had a June 30 fiscal year-end and we have an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for us and our AMO. The 2003 pro forma information includes unaudited results of operations for the three- and six-month periods ended March 1, 2003, for us and unaudited results of operations for the three- and six-month periods ended December 31, 2002, for our AMO.

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

(7) Long-Term Debt

Our long-term debt consists of the following:

	February 28,	August 31,
	2004	2003
Subordinated promissory note, due September 30, 2004	$—	$2,740
Commercial loans payable in fixed monthly principal installments of $12 through May 2004 and July 2005; secured with certain machinery and equipment.	141	212
Commerce Bank mortgage payable in monthly installments of principal and interest based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; secured by our Victoria facility.	1,185	—
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; secured by our Victoria facility and equipment located at our Tempe facility.	1,041	—

Total	2,367	2,952
Less current maturities	368	397

Total long-term debt	$1,999	$2,555

During Fiscal 2003, and the first six-months of Fiscal 2004, we undertook a number of activities to restructure our term-debt. The following is a summary of the history of our debt and those restructuring transactions.

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

(8) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $6,980 and $5,405, at February 28, 2004, and August 31, 2003, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(9) Net Loss per Share Computation

The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Basic:
Net loss	$(2,969)	$(1,336)	$(4,222)	$(2,491)
Net loss per share	$(0.41)	$(0.21)	$(0.59)	$(0.40)
Weighted average number of common shares outstanding	7,232	6,418	7,140	6,216
Diluted:
Net loss	$(2,969)	$(1,336)	$(4,222)	$(2,491)
Net loss per share	$(0.41)	$(0.21)	$(0.59)	$(0.40)
Weighted average number of common shares outstanding	7,232	6,418	7,140	6,216
Assumed conversion of stock options	—	—	—	—

Weighted average common and assumed conversion shares	7,232	6,418	7,140	6,216

An aggregate of 1,960,900 and 1,394,175 shares of our Common Stock under stock options and warrants outstanding as of February 28, 2004 and March 1, 2003 have been excluded from the calculation of diluted net loss per common share as they are antidilutive for each three-and six-month period then ended.

(10) Notes Receivable and Transactions with Former CEO

During April 2001, we recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended in July 2002. These notes provide for full recourse to the individuals, bear interest at prime (with the exception of one individual whose note bears interest at prime plus 1/2 per annum) and have a term of five years with interest only payments to be made annually (on November 2, 2002 and April 2, 2003) for the first (2) years and with annual principal and interest installments to be paid thereafter through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of February 28, 2004, the interest due to us under these notes receivable was $22, and is payable April 2, 2004. During the first six months of Fiscal 2004, the former Chief Financial Officer paid $46 of principal against our note receivable from him. As of February 28, 2004, the outstanding principal due to us under these notes receivable was $1,210, $587 of which is reserved due to its uncollectible nature as it relates to our judgment against Mr. Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director.

On June 30, 2003, we commenced litigation against Mr. Fant, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. As of February 28, 2004, the total combined judgment against Mr. Fant was approximately $1,464. On March 29, 2004, we obtained a judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also obtained $679 from the sale of our Common Stock previously held by Mr. Fant that will be recognized as a recovery in the third quarter of Fiscal 2004. The $679 is classified as restricted cash and deferred litigation recovery at February 28, 2004. Such amounts partially reduce our total judgment amount of $2,255. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Prior to commencing the litigation against Mr. Fant, our Board of Directors established a Special Committee of Independent Directors (the “Special Committee”) to address all issues related to Mr. Fant. The Special Committee reported to us on December 14, 2003, that it completed a thorough internal investigation of such issues, including an accounting review relating to certain expenses incurred by us on behalf of Mr. Fant. During the first six-months of Fiscal 2004, we directly, and on behalf of the Special Committee, incurred outside legal and accounting costs of $757 in connection with our litigation against, and other issues involving, Mr. Fant.

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

(11) Major Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our net sales at February 28, 2004, and March 1, 2003, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Sonic Innovations, Inc.	0%	20%	3%	23%
Siemens, Inc.	9%	17%	9%	18%
GN Resound	10%	0%	8%	0%
GE Medical Systems	16%	14%	16%	9%

Total	35%	51%	36%	50%

Accounts receivable from these customers represented 21% and 28%, respectively, of the total accounts receivable at February 28, 2004, and August 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except share and per share amounts)

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003:

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

OVERVIEW

During the second quarter of Fiscal 2004, we experienced softer results than expected due to our inability to deliver product on a timely basis. We had adequate orders in house but were unable to capitalize on this opportunity because of operational issues encountered in starting many new programs at one time. As an outcome of these results, the Vice President of Operations for our Microelectronics Operations was replaced by the Vice President of Operations of our AMO, giving him authority over our entire operations. The recent success of our AMO has been linked to the effective use of “lean flow” manufacturing techniques that have carved out considerable cost savings. These same techniques are being deployed at our Victoria facility in an effort to obtain the same results. In the interim, we have reduced the amount of product being produced at the Victoria facility.

During the first six-months of Fiscal 2004, we launched eleven new significant customer programs, added five new development projects, and received an expansion on three existing projects. At present, our research and development effort is supporting 17 medical clients with 32 active projects. However, the amount of new programs at our Victoria facility has created issues related to capacity and caused increased scrap costs and excessive overtime.

The implementation of lean flow manufacturing at our Boulder facility has been completed. In addition, we have begun the process of bringing in-house the manufacturing of a major product line that was previously outsourced. We expect the resulting improvement in efficiencies in both of these efforts to translate into future cost savings. These cost savings will become important in the future as some of our large customers that purchase products from our AMO have placed significant pressure on our pricing for the opportunity to enter into contracts with them for future programs.

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

Purchase Accounting

The accompanying statements reflect the allocation of the purchase price of our AMO — see Note 6 to our unaudited consolidated financial statements. This allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley is assisting us in reducing our occupancy costs at this facility by sub-leasing the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO.

During the quarter ended February 28, 2004, we finalized our purchase price allocation for this transaction. Since our Annual Report of Form 10-K for the fiscal year ended August 31, 2003, we have adjusted our developed technologies by $323 related to technology sold to MKS Instruments and we adjusted other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of property and equipment of $163.

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

In evaluating EITF 00-21, generally customer orders are manufactured and delivered without installation or special acceptance protocols. We provide development services and fulfill service contracts for the maintenance of equipment sold by AMO. Maintenance service revenues are currently insignificant to our consolidated financial statements. Occasionally, we may have special acceptance protocols or may have revenues that are contingent upon the completion of certain milestones. We may establish one or more contractual relationships with one customer that involve multiple deliverables including development, manufacturing and service. Each of these deliverables is considered a separable element and sufficient evidence of fair value of these elements exists to allow separate revenue recognition for these units of accounting. For manufacturing or assembly orders, revenue is recognized upon shipment, less the greater of the fair value associated with installation or the amount of revenue that is deemed contingent upon these elements, which is deferred until customer acceptance or the underlying contingency has been fulfilled and relieved. In addition, service revenues are deferred based on the fair value of the services to be provided. Development contracts are discrete projects that generally do not involve multiple deliverables. Revenue for our development contracts is recorded using either the percentage of completion or completed contract methods. Where a development agreement includes multiple deliverables, we will continue to recognize revenue using either the percentage of completion or completed contract methods as long as the other contractual elements qualify for separate accounting. Otherwise, the entire arrangement may be accounted for as one arrangement with revenue recognized upon the delivery of all elements.

The adoption of EITF 00-21 did not have a material effect on our financial statements since revenue associated with these projects in Fiscal 2004 were immaterial.

FINANCIAL CONDITION AND LIQUIDITY

Our net cash flow used in operating activities was $1,747 for the six-months ended February 28, 2004, as compared to $288 in the same prior-year period. For the first six-months of Fiscal 2004, the increase in cash flow used by operating activities resulted from a number of items. In addition to a large operating loss, we recognized a non cash gain of $472 for the prepayment of our Subordinated Promissory Note. Partially offsetting this cash usage, accounts receivable generated cash of $553 in the first six-months of Fiscal 2004 compared to a cash usage of $1,571 in the first six-months of Fiscal 2003 due to improved terms with certain large customers. Accounts payable generated cash of $1,223 primarily as a result of increased billings from our special investigation of Mr. Fant. We have obtained $679 from the sale of our Common Stock previously held by Mr. Fant that will be recognized as a recovery in the third quarter of Fiscal 2004. The $679 is classified as restricted cash and deferred litigation recovery at February 28, 2004 and had no impact on operating cash flows.

Accounts receivable average days outstanding were 49 days at February 28, 2004, compared to 46 days at August 31, 2003. Inventory turns were 5.7 for the six-months ended February 28, 2004, compared to 5.0 for the same period a year ago. The increased days outstanding are mainly due to one significant slow paying customer. However, we have collected a substantial amount from this customer subsequent to the end of the second quarter of Fiscal 2004. Increased inventory turns for the first six months of Fiscal 2004 were primarily due to the adoption of lean flow manufacturing techniques at our Boulder facility.

Net cash flow used by investing activities was $8 for the six-months ended February 28, 2004, as compared to $90 for the six-months ended March 1, 2003. The decrease in cash usage was due to the sale of a certain technology that came as a part of the AMO acquisition partially offset by an increase in additions to property and plant. During Fiscal 2004, we intend to spend approximately $750, including the $309 spent through the second quarter, for manufacturing equipment and minor facility improvements.

Our net cash flow of $2,560 provided by financing activities during the first six-months ended February 28, 2004, relates primarily $3,540 proceeds from the issuance of stock net of issuance costs of $301. On February 13, 2004, we sold 1,180,000 shares of our Common Stock together with five-year warrants to purchase up to 354,000 shares of our Common Stock at an exercise price of $3.72 per share in a private placement to a group of 18 institutional and accredited investors. We received gross proceeds of $3,540, excluding transaction costs of $301, for the shares and warrants sold, which will be used to increase working capital and for future capital expenditures. The shares and warrants were sold in reliance on the exemption afforded under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. We paid a 6% underwriting discount in connection with the sale and the placement agent, ThinkEquity Partners, LLC, also received warrants to purchase up to 70,800 shares of our Common Stock at an exercise price of $3.72 per share as additional compensation for the private placement. Partially offsetting the increase due to stock proceeds is $490 in repayments on the line of credit.

The result of these activities was an increase in cash by $805 during the first six-months of Fiscal 2004, compared to a decrease of $2,359 during the first six-months of Fiscal 2003. Our unrestricted cash balance was $1,611 as of February 28, 2004.

We have a maximum of $3,000 available under our revolving line of credit that is due to expire on September 1, 2004, and can be automatically and continually extended by HEI for successive periods of six months. The revolving line of credit agreement allows for borrowings subject to availability based on accounts receivable. There was no outstanding balance and $3,000 available on the revolving line at February 28, 2004.

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

RESULTS OF OPERATIONS

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results:

	Three Months Ended				Six Months Ended
	February 28,		March 1,		February 28,		March 1,
	2004		2003		2004		2003
Net sales	$9,995	100%	$8,144	100%	$20,911	100%	$13,634	100%
Cost of sales	9,544	95%	7,298	90%	19,396	93%	12,176	89%

Gross profit	451	5%	846	10%	1,515	7%	1,458	11%
Operating expenses	3,422	34%	2,204	27%	6,154	29%	3,956	29%

Operating loss	(2,971)	(30%)	(1,358)	(17%)	(4,639)	(22%)	(2,498)	(18%)
Other income (expense)	2	0%	22	1%	417	2%	(12)	0%

Loss before income taxes	(2,969)	(30%)	(1,336)	(16%)	(4,222)	(20%)	(2,510)	(18%)
Income tax benefit	—	0%	—	0%	—	0%	(19)	0%

Net loss	$(2,969)	(30%)	$(1,336)	(16%)	$(4,222)	(20%)	$(2,491)	(18%)

Net Sales

Net sales for the three-months ended February 28, 2004 were $9,995, an increase of $1,851 or 23%, from the comparable quarter last year. Net sales for the six-months ended February 28, 2004 were $20,911, an increase of $7,277 or 53%. This three and six month increase is mainly related to $4,697 and $10,472 in net sales generated by our AMO, which was acquired in January 2003. The increase attributed to the addition of our AMO was significantly offset by the softening revenues in the Communications and Industrial product markets.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales are subject to uncontrollable fluctuations. To the extent that sales to any one customer represent a significant portion of sales, any change in the sales levels to that customer can have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume. We have significant customer concentration with 35% and 36% of net sales in the three and six months ended February 28, 2004 being generated by four customers.

At February 28, 2004, our backlog for future orders was approximately $18,515, compared to approximately $18,645 at August 31, 2003. We have experienced a decrease in demand for our Victoria facility products as a result of our operational issues. This has been offset by an increase in demand for our AMO products. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market for the three and six months ended February 28, 2004 and March 1, 2003, respectively, are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Medical/Hearing	$8,447	$6,709	$17,796	$10,686
RFID	786	656	1,641	1,263
Communications	534	453	967	915
Other	228	326	507	770

Total Net Sales	$9,995	$8,144	$20,911	$13,634

Net sales analysis by market follows:

Sales to medical/hearing customers represent 85% of total net sales for the three and six months ended February 28, 2004, as compared to 82% and 78% for the three and six months ended March 1, 2003. The increase of $1,738 and $7,110 for the three and six months of Fiscal 2004 compared to the same period in Fiscal 2003 is primarily the result of the addition of our AMO. AMO contributed medical revenues of $4,697 and $10,472 for the three and six months ended February 28, 2004 compared to $2,809 for the three and six months ended March 1, 2003. The offsetting decrease in sales for the three and six months ended February 28, 2004 is a result of Sonic Innovations, Inc. moving a program offshore, and Siemens, Inc. increasing their internal manufacturing capabilities.

Net sales to the RFID (radio frequency identification device) products market represent 8%-9% of our total net sales RFID sales increased $130 and $378 for the three and six months ended Fiscal 2004 as compared to the same period last year. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of long-term market acceptance of these initiatives is currently unknown.

Net sales to the communications products market represents 5%-7% of total net sales. Communications revenues increased $81 and $52 for the three and six months of Fiscal 2004 compared to the same period of Fiscal 2003. We are experiencing increased activity in this market with numerous low volume purchase orders.

Net Sales to the Industrial products market represent 2%-6% of our total net sales. Industrial sales have decreased $98 and $263 for the three and six months ended Fiscal 2004 compared to the same period in Fiscal 2003. The overall market remains depressed; however we are seeing slight increased activity in this market with numerous low volume purchase orders.

Gross Profit

Gross profit was $451 (5% of net sales) and $1,515 (7%) for the three and six months ended February 28, 2004, compared to $846 (10%) and $1,458 (11%) for the three and six months ended March 1, 2003. Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs. In addition, the start up of eleven new significant customer programs and the start up of one internal program between our Victoria and Boulder facilities had an impact on our margins due to higher scrap costs of $405 and $637 for the three and six months ended February 28, 2004.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $449, or 28% and $949 or 33%, for the three and six months ended February 28, 2004 compared to the comparable period last year. As a percentage of net sales, selling, general and administrative expenses were 21% and 18% for the three and six months ended February 28, 2004, as compared to 20% and 21% for the comparable prior year periods. The increase is primarily related to our AMO business acquired in January 2003, which contributed $697 and $1,352 in selling, general and administrative expenses for the three and six months ended February 28, 2004. Without regard to our acquisition of AMO, selling, general and administrative expenses declined in total and as a percentage of net sales in the first six months of Fiscal 2004. These decreases are mainly the result of decreased depreciation costs related to computer software and equipment becoming fully depreciated during Fiscal 2003. Partially offsetting this decrease, was an increase in legal fees in the second quarter of Fiscal 2004 related primarily to our negotiations with our Boulder landlord.

Research, development, and engineering expenses

Research, development, and engineering expenses increased $265, or 45% and $492, or 45%, for the three and six months ended February 28, 2004 compared to the comparable period last year. As a percentage of net sales, research, development, and engineering expenses were 9% and 8% for the three and six months ended February 28, 2004 as compared to 7% and 8% for the three and six months ended March 1, 2003. The increase in these expenses is primarily a result of the addition of our AMO in January 2003, which contributed $492 and $783 in research, development, and engineering expenses during the three and six months ended February 28, 2004. The remaining decrease of these expenses is a result of our continued efforts to right-size the business balanced with our commitment to maintain research and development efforts.

Costs related to investigation

During the three and six months ended February 28, 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $504 and $757 in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. See Note 10 to our unaudited consolidated financial statements. The Special Committee completed its investigation into such issues on December 14, 2003.

Other Income (Expense), net

We recorded $100 and $584 in net other income during the three and six months ended February 28, 2004, and $22 and $(12) in net other income (expenses) during the three and six months ended March 1, 2003. For the three months ended February 28, 2004, the net other income consists primarily of a $112 judgment recovery related to Mr. Fant. The increase for the six months ended February 28, 2004 includes the gain of $472 recognized in connection with the prepayment of the Subordinated Promissory Note.

Income Taxes

We established a valuation allowance of approximately $6,980 and $5,400 at February 28, 2004 and August 31, 2003, respectively, to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired. At February 28, 2004, we had Federal net operating loss carryforwards expiring at various dates ranging from 2013 through 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. Our Board of Directors has repeatedly requested that Mr. Fant resign as a Director, but as of yet, he has declined to do so. Our complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. As of February 28, 2004, the total combined judgment against Mr. Fant was approximately $1,464. On March 29, 2004, we obtained a judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts and $679 from the sale of shares of our Common Stock previously owned by Mr. Fant. Such amounts partially reduce our total judgment amount of $2,255. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 13, 2004, we sold 1,180,000 shares of our Common Stock together with five-year warrants to purchase up to 354,000 shares of our Common Stock at an exercise price of $3.72 per share in a private placement to a group of 18 institutional and accredited investors. We received gross proceeds of $3,540, excluding transaction costs of $301, for the shares and warrants sold, which will be used to increase working capital and for future capital expenditures. The shares and warrants were sold in reliance on the exemption afforded under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. We paid a 6% underwriting discount in connection with the sale and the placement agent, ThinkEquity Partners, LLC, also received warrants to purchase up to 70,800 shares of our Common Stock at an exercise price of $3.72 per share as additional compensation for the private placement.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote by the shareholders of the Company at the Annual Meeting of Shareholders held on February 11, 2004:

a.	Election of the following directors to serve a three-year term ending in 2007:

George M. Heenan

For:	5,614,457
Against:
Abstain:
Non-Voters:	137,159

Dennis J. Leisz

For:	5,563,757
Against:
Abstain:
Non-Voters:	187,859

     The following directors also continue to serve: Michael J. Evers (term expires in 2005), Anthony J. Fant (term expires in 2005), Timothy F. Floeder (term expires in 2006) and Mack V. Traynor, III (term expires in 2006).

b.	Approval of an amendment to increase the number of shares of common stock, par value $0.05 per share, authorized for issuance under the Company’s 1998 Stock Option Plan by 350,000:

For:	1,548,903
Against:	752,341
Abstain:	18,611
Non-Voters:	3,431,761

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

2.1	Stock Purchase Agreement dated February 13, 2004, by and among HEI, Inc. and the Investors listed on Exhibit A thereto.(1)(2)

2.2	Registration Rights Agreement dated February 13, 2004, by and among HEI, Inc. and the Purchasers listed on Schedule 1 thereto.(2)(3)

2.3	Form of Warrant issued to the Investors listed on Exhibit A to the Stock Purchase Agreement dated February 13, 2004 (see Exhibit 2.1).(2)

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits, other than Exhibit A (List of Investors), Exhibit B (Form of Warrant incorporated hereby by reference to Exhibit 2.3 to Amendment No. 1 to the Current Report on Form 8-K of HEI, Inc. filed with the Securities and Exchange Commission on February 19, 2004) and Exhibit C (the Registration Rights Agreement incorporated hereby by reference to Exhibit 2.2 to Amendment No. 1 to the Current Report on Form 8-K of HEI, Inc. filed with the Securities and Exchange Commission on February 19, 2004), and the schedules, to the Stock Purchase Agreement have been omitted. HEI, Inc. agrees to supplementally furnish such schedules and exhibits upon request from the Securities and Exchange Commission.

(2)	Incorporated hereby by reference to Amendment No. 1 to the Current Report on Form 8-K of HEI, Inc. filed with the Securities and Exchange Commission on February 19, 2004.

(3)	Pursuant to Item 601(b)(2) of Regulation S-K, the acceptance schedules to the Registration Rights Agreement have been omitted. HEI, Inc. agrees to supplementally furnish such schedules upon request from the Securities and Exchange Commission.

b)	Reports on Form 8-K

On December 2, 2003, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had obtained an additional judgment against Anthony J. Fant in the amount of approximately $993 on the basis of our conversion, unjust enrichment, breach of fiduciary duty and corporate waste claims.

On December 16, 2003, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had timely filed our Form 10-K for our fiscal year ending August 31, 2003.

On January 14, 2004, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had issued a press release announcing our first quarter results.

On January 20, 2004, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had issued a press release announcing the appointment of James C. Vetricek as the Vice President of Operations.

On February 12, 2004, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had made a presentation at the annual shareholders meeting held on February 11, 2004 and also announcing that we were in possession of approximately 250,000 shares of our Common Stock that were beneficially owned by Anthony J. Fant.

On February 18, 2004, we filed a Current Report on Form 8-K announcing, under Item 5-Other Events, that we had raised $3,540 in gross proceeds through the sale of 1,180,000 shares of our Common Stock in a private placement.

On February 19, 2004, we filed an Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004, to include current exhibits relating to our private placement of 1,180,000 shares of our Common Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.

Date: April 13, 2004	/s/ Douglas J. Nesbit

Douglas J. Nesbit
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.