Form 10-Q
period 2004-05-29
HEI INC
filed 2004-07-13
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
****

FORM 10-Q

****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 29, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-10078

HEI, Inc.

(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0944876

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1495 Steiger Lake Lane, Victoria, Minnesota	55386

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 12, 2004, 8,356,805 Common Shares, par value $.05 per share, were outstanding.

Table of Contents	HEI, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	May 29, 2004	August 31, 2003
Assets
Current assets:
Cash and cash equivalents	$336	$806
Restricted cash	562	—
Accounts receivable, net	7,058	6,314
Inventories	6,924	6,864
Other current assets	454	403

Total current assets	15,334	14,387

Property and equipment:
Land	216	216
Building and improvements	4,316	4,316
Fixtures and equipment	21,521	21,137
Accumulated depreciation	(17,789)	(15,769)

Net property and equipment	8,264	9,900

Developed technology, net	216	341
Security deposits	1,580	1,580
Other long-term assets	473	295

Total assets	$25,867	$26,503

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$784	$490
Current maturities of long-term debt	367	397
Accounts payable	6,338	3,951
Accrued liabilities	3,472	3,798

Total current liabilities	10,961	8,636

Other long-term liabilities, less current maturities:
Other long-term liabilities	1,443	2,121
Long-term debt	1,912	2,555

Total other long-term liabilities, less current maturities	3,355	4,676

Total liabilities	14,316	13,312

Shareholders’ equity:
Undesignated stock; 4,000 shares authorized; none issued	—	—
Common stock, $.05 par; 11,000 shares authorized; 8,357 and 7,046 shares issued and outstanding	418	352
Paid-in capital	22,426	18,951
Accumulated deficit	(10,694)	(5,443)
Notes receivable	(599)	(669)

Total shareholders’ equity	11,551	13,191

Total liabilities and shareholders’ equity	$25,867	$26,503

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$11,131	$12,517	$32,042	$26,151

Cost of sales	9,980	10,027	29,376	22,202

Gross profit	1,151	2,490	2,666	3,949

Operating expenses:
Selling, general and administrative	1,999	2,178	5,817	5,047
Research, development and engineering	737	749	2,316	1,837
Costs related to investigation	94	—	851	—

Operating loss	(1,679)	(437)	(6,318)	(2,935)

Other income (expenses):
Former officer note write off	—	(681)	—	(681)
Bank fees	—	(165)	—	(181)
Interest expense	(60)	(105)	(227)	(224)
Gain on prepayment of promissory note	—	—	472	—
Litigation recovery	687	—	799	—
Other income, net	23	75	23	198

Loss before income taxes	(1,029)	(1,313)	(5,251)	(3,823)

Income tax benefit	—	2	—	21

Net loss	$(1,029)	$(1,311)	$(5,251)	$(3,802)

Net loss per common share:
Basic	$(0.12)	$(0.19)	$(0.70)	$(0.59)
Diluted	$(0.12)	$(0.19)	$(0.70)	$(0.59)

Weighted average common shares outstanding:
Basic	8,310	7,029	7,533	6,488
Diluted	8,310	7,029	7,533	6,488

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	May 29, 2004	May 31, 2003
Cash flow from operating activities:
Net loss	$(5,251)	$(3,802)
Depreciation and amortization	2,054	2,256
Accounts receivable allowance	(20)	—
Notes receivable allowance	—	587
Loss on disposal of property and equipment	18	—
Gain on prepayment of promissory note	(472)	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation recovery	(562)	—
Accounts receivable	(724)	(2,503)
Inventories	(60)	619
Other current assets	(46)	83
Other assets	(22)	64
Accounts payable	2,387	2,517
Accrued liabilities	(943)	(152)

Net cash used in operating activities	(3,641)	(331)

Cash flow from investing activities:
Additions to property and equipment	(520)	(224)
Proceeds from sale of assets	17	—
Additions to patents	(64)	(89)
AMO acquisition costs paid	—	(1,198)
Cash acquired from CMED	—	1,215
Sale of technology	323	—

Net cash used in investing activities	(244)	(296)

Cash flow from financing activities:
Proceeds from issuance of stock, net	3,374	54
Officer note repayment	70	—
Proceeds from long-term debt, net	2,200	204
Promissory note payable	—	2,600
Repayment of long-term debt	(2,523)	(3,895)
Deferred financing costs	—	(92)
Net repayments on line of credit	294	(1,589)
Restricted cash	—	1,000

Net cash provided by (used in) financing activities	3,415	(1,718)

Net decrease in cash and cash equivalents	(470)	(2,345)
Cash and cash equivalents, beginning of period	806	2,372

Cash and cash equivalents, end of period	$336	$27

Supplemental disclosures of cash flow information:

Interest paid	$210	$224
Income taxes received	—	(21)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The August 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2003. Interim results of operations for the three- and nine-month periods ended May 29, 2004, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include the operations and certain assets and liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado Operations (a business unit of CMED or our Advanced Medical Operations (“AMO”) since its acquisition by the Company on January 24, 2003. The accompanying unaudited interim consolidated financial statements have been prepared on the basis of assumptions discussed in Note 6 to our unaudited consolidated financial statements, including an allocation of the consideration paid for the assets and liabilities of AMO based on valuations of their fair values.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

(2) Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1,029 and $5,251 for the three-month and nine-month periods ended May 29, 2004, and $4,629 for the year ended August 31, 2003. A number of factors have contributed to the losses we have sustained during Fiscal 2004 including operational issues we have encountered in our microelectronics facilities and reduced order activity at our AMO facility.

We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit and term debt, operating equipment leases and cash generated by operations. During our fiscal year ended August 31, 2003 (“Fiscal 2003”), and the first nine-months of our fiscal year ending August 31, 2004 (“Fiscal 2004”), we undertook a number of activities to improve our capital structure to lower our average interest rate and have less restrictions. We replaced our revolving line of credit with LaSalle Business Credit, LLC, with an accounts receivable backed credit agreement with Beacon Bank that does not have restrictive covenants.

On October 29, 2003, we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, Inc,. a Minnesota corporation. The first note, with Commerce Bank in the amount of $1,200, is secured by our Victoria, Minnesota facility. The second note, with Commerce Financial Group, Inc. in the amount of $1,150, is secured by our Victoria, Minnesota facility and equipment located at our Tempe, Arizona facility. These loans provided us with the necessary resources to prepay the Subordinated Promissory Note (as defined below) held by

Whitebox Hedged High Yield Partners (See Note 7). The terms of these new loans have an average interest rate of 7.75%, as compared to 12.00% for the retired debt.

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

As a result of the equity raised, we have demanded repayment of our deposit of $1,430 that the landlord, Eastside Properties, LLC (“Eastside”), of our Boulder facility now holds on our behalf. On June 1, 2004, we signed a purchase agreement for the Boulder facility calling for the transfer of ownership of our AMO facility from Eastside to Titan Real Estate Investment Group, Inc. (“Titan”). As a part of the consideration related to this agreement, the Company and Eastside signed a standstill agreement for payment of the leasehold deposit to the Company. The sale to Titan is scheduled to close approximately in August 2004 and is subject to various closing conditions, including completion of normal due diligence. Upon completion of this transaction, Titan would become our new landlord, which would potentially result in substantially lower rental and operating costs for the Boulder facility.

As discussed in Note 10, we continue to pursue collection efforts against the judgments received from the courts against Anthony J. Fant our former Chairman of the Board, Chief Executive Officer and President, and a current director. As of May 29, 2004, we have collected approximately $1,375 against judgments of approximately $2,255. This includes $562 of restricted cash at May 29, 2004 that we expect to become unrestricted during the quarter ended August 31, 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which will be recorded as income in the first quarter of Fiscal 2005. Ongoing efforts are being made to monetize other Fant assets that are expected to add to liquidity.

At May 29, 2004, our sources of liquidity consisted of $898 of cash, cash equivalents and restricted cash and our revolving credit line agreement, which pursuant to an extension granted in June 2004, expires on January 1, 2005, and is extended for successive six-month periods subject to prior lender approval. The revolving credit line agreement allows for borrowings of up to $3,000, subject to availability based on accounts receivable. There was $784 outstanding and $2,216 available on the revolving line at May 29, 2004. In the event the revolving credit line agreement is not extended beyond the January 1, 2005 expiration date, management may be required to take certain measures to meet our short-term liquidity needs. These potential measures include pursuing other financing or asset based lending arrangements, which may not have as attractive of terms as our current lending arrangement. If we were unable to find a suitable lending arrangement, management will need to take measures to reduce expenditures to meet liquidity demands. This includes, but not limited to, reductions in research and development spending and headcounts. If we are unable to repay the bank through other capital resources or operating cash flows, we may be required to renegotiate supply contracts and other arrangements with third parties, which may impact our ability to procure inventory, meet customer demands and comply with other contractual arrangements.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations and profitability of our business, and the most significant of which include the timing of the collection of receivables, and the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, management believes certain measures can be taken to reduce the expenditure levels including, but not limited to, reduction of spending for research and development and headcount reductions. We have also been impacted by operational issues we have encountered in our microelectronics facilities. While the remediation of these operational issues is ongoing, we have observed improvements in both quantity and quality of customer deliveries.

Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, and the replacement and subsequent extension of the revolving and term credit facilities, it will meet its short and long-term debt obligations and operation requirements for at least the next twelve months.

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

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net loss as reported	$(1,029)	$(1,311)	$(5,251)	$(3,802)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(461)	(349)	(1,368)	(1,419)

Net loss pro forma	$(1,490)	$(1,660)	$(6,619)	$(5,221)

Basic and diluted net loss per share as reported	$(0.12)	$(0.19)	$(0.70)	$(0.59)
Stock-based compensation income (expense)	(0.06)	(0.05)	(0.18)	(0.22)

Basic and diluted net loss per share pro forma	$(0.18)	$(0.24)	$(0.88)	$(0.81)

There were 17,500 and 364,500 options granted under our stock option plans during the three-months and nine-months ended May 29, 2004.

(4) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at May 29, 2004 and August 31, 2003:

	May 29,	August 31,
	2004	2003
Accounts Receivable, net:
Trade accounts receivable	$7,130	$6,406
Less: allowance for doubtful accounts	(72)	(92)

	$7,058	$6,314

Inventories:
Purchased parts	$4,573	$4,297
Work in process	929	958
Finished goods	1,422	1,609

	$6,924	$6,864

Accrued Liabilities:
Employee related costs	$984	$1,085
Contractual manufacturing obligations	208	498
Customer deposits	296	371
Current maturities of long-term liabilities	741	741
Interest	—	156
Warranty reserve	163	122
Deferred litigation recovery	562	—
Other accrued liabilities	518	825

	$3,472	$3,798

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,627	$2,183
Unfavorable operating lease, net	557	610
Other non-current liabilities	—	69

Total	$2,184	$2,862
Less current maturities	741	741

Total other long-term liabilities	$1,443	$2,121

(5) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first nine months of Fiscal 2004 and Fiscal 2003 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
Fiscal 2004	$122	$128	$87	$163
Fiscal 2003	$200	$376	$160	$416

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

During the second quarter ended February 28, 2004, we finalized our purchase price allocation for this acquisition. Since our Annual Report of Form 10-K for the fiscal year ended August 31, 2003, we have increased the balance for our developed technologies by $323 related to technology sold to MKS Instruments and we increased other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of property and equipment of $163. Below is a table of the acquisition consideration, purchase price allocation and annual amortization of the intangible assets acquired in the acquisition of our AMO:

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

Amortization expense for developed technology for the three-months and nine-months ended May 29, 2004, was $29 and $88, respectively. Amortization expense is estimated to be $120 in Fiscal 2004, $124 in our fiscal year ending August 31, 2005, $57 in our fiscal year ending August 31, 2006, and $4 thereafter.

The purchase allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses since we do not intend to occupy. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley is assisting us in reducing our occupancy costs at this facility by sub-leasing the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. At May 29, 2004, the carrying value of long-lived assets had been reduced by a net of $3,914 by the allocation of negative goodwill.

On October 31, 2003, we entered into an agreement with MKS Instruments, Inc. (the “MKS Agreement”), wherein MKS Instruments, Inc. purchased our solid state radio frequency power amplifier technology. This technology focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but could be scaled for use in other MRI equipment. The value of the transaction was $423. The first two milestone payments totaling $323 were paid by wire transfer on October 31, 2003. The remaining $100 will be recognized in revenue and due upon our completion of engineering or expiration of time as set forth in the MKS Agreement. The engineering development services were completed on May 31, 2004. The MKS Agreement contains a non-compete clause restricting us from developing and selling competing solid state amplifiers in the MRI market for a period of two years. This non-compete clause does not restrict us from fulfilling our traditional role as a contract manufacturer of third party solid state MRI amplifiers.

On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “BD Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400. Such amount will be paid in five installments of $80, of which the initial three were paid on November 17, 2003, February 20, 2004, and April 30, 2004 and the remainder of which will be paid on July 31, 2004, and September 30, 2004, respectively. Except for cash flow, the BD Settlement Agreement did not impact our results of operations as we had established a full reserve in the purchase accounting adjustments for this matter. Our dispute was based on certain equipment that was shipped to BD prior to the acquisition of AMO that did not meet the customer’s acceptance criteria.

Our results for the three-months and nine-months ended May 29, 2004, and the three-month period ended May 31, 2003, include our AMO for the entire periods. The following table presents our unaudited pro forma consolidated results of operations for the nine-months ended May 31, 2003, as if the acquisition of our AMO took place on September 1, 2002.

Nine Months
May 31, 2003
Net sales	$42,421
Net loss	(6,714)
Net loss per share	$(0.34)

As our AMO had a June 30 fiscal year-end and we have an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for us and our AMO. The 2003 pro forma information includes unaudited results of operations for the nine-month period ended May 31, 2003, for us and unaudited results of operations for the nine-month period ended December 31, 2002, for our AMO.

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

(7) Long-Term Debt

Our long-term debt consists of the following:

	May 29, 2004	August 31, 2003
Subordinated promissory note, due September 30, 2004	$—	$2,740
Commercial loans payable in fixed monthly principal installments of $12 through May 2004 and July 2005; secured with certain machinery and equipment.	120	212
Commerce Bank mortgage payable in monthly installments of principal and interest based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; secured by our Victoria facility.	1,180	—
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; secured by our Victoria facility and equipment equipment located at our Tempe facility.	979	—

Total	2,279	2,952
Less current maturities	367	397

Total long-term debt	$1,912	$2,555

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

The Subordinated Promissory Note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003, and subsequently modified again on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360. We paid the accrued interest, totaling $167, with 47,700 unregistered shares of our Common Stock valued at $3.50 per share. The 47,700 shares of Common Stock were issued to Whitebox on December 8, 2003. Interest from September 15, 2003 through October 15, 2003, was forgiven in connection with such prepayment. As a result of the prepayment of the Subordinated Promissory Note, we recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 (included in other income (expense)) during the first quarter of Fiscal 2004.

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

(8) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $7,364 and $5,405, at May 29, 2004, and August 31, 2003, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(9) Net Loss per Share Computation

The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Basic:
Net loss	$(1,029)	$(1,311)	$(5,251)	$(3,802)
Net loss per share	$(0.12)	$(0.19)	$(0.70)	$(0.59)
Weighted average number of common shares outstanding	8,310	7,029	7,533	6,488
Diluted:
Net loss	$(1,029)	$(1,311)	$(5,251)	$(3,802)
Net loss per share	$(0.12)	$(0.19)	$(0.70)	$(0.59)
Weighted average number of common shares outstanding	8,310	7,029	7,533	6,488
Assumed conversion of stock options	—	—	—	—
Weighted average common and assumed conversion shares	8,310	7,029	7,533	6,488

An aggregate of 1,810,650 and 1,515,425 shares of our Common Stock under stock options and warrants outstanding as of May 29, 2004 and May 31, 2003 have been excluded from the calculation of diluted net loss per common share as they are antidilutive for each three-and nine-month period then ended.

(10) Notes Receivable and Transactions with Former CEO

Notes Receivable – Officers and Directors

During April 2001, we recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended in July 2002. These notes provide for full recourse to the individuals, bear interest at prime (with the exception of one individual whose note bears interest at prime plus 1/2 per annum) and have a term of five years with interest only payments to be made for the first two years (on November 2, 2002 and April 2, 2003) and with annual principal and interest installments to be paid thereafter through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of May 29, 2004, the interest due to us under these notes receivable was $14, and is payable April 2, 2005. In the first and second quarters of Fiscal 2004, Steve E. Tondera, our former Chief Financial Officer, paid $46 against our note receivable from him, which constitute payment in full of that note. In the third quarter of Fiscal 2004, Donald R. Reynolds, our former President, paid $24 of principal against our note receivables from him. Edwin W. Finch, III, our former director, missed a payment of $93 in principal and interest under his note, which was due on April 2, 2004, and Mack V. Traynor, III, our current Chief Executive Officer and President, made a payment of $14 in interest under his note, but missed a payment of $101 in principal under his note. We are in negotiations with Messrs. Finch and Traynor regarding the payment of the notes. As of May 29, 2004, the outstanding principal due to us under these notes receivable was $1,186, $587 of which is reserved due to its uncollectible nature as it relates to our judgment against Mr. Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director.

Anthony J. Fant Litigation

On June 30, 2003, we commenced litigation against Mr. Fant, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of May 29, 2004, the total combined judgment against Mr. Fant was approximately $2,255.

We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold Common Stock previously held by Mr. Fant, $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we we caused to be sold additional Common Stock previously held by Mr. Fant, $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery will be recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which will be recorded as income in the first quarter of Fiscal 2005. As of July 2, 2004, we have collected $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments		$2,255

Recoveries Recognized in:
Garnishments	112

Second Quarter, FY2004		112
Sale of Stock	634
Garnishments	8

Third Quarter, FY2004		642
Sale of Stock	472
Garnishments	41

Expected for Fourth Quarter, FY2004		513
Garnishments	481

Expected for First Quarter, FY2005		481

Total Recoveries		$1,748

(11) Major Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our net sales at May 29, 2004, and May 31, 2003, respectively.

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
GE Medical Systems	14%	20%	15%	14%
Ethicon	10%	10%	12%	7%
Siemens, Inc.	8%	10%	9%	14%
Sonic Innovations, Inc.	1%	15%	3%	19%

Total	33%	55%	39%	54%

Accounts receivable from these customers represented 24% and 31%, respectively, of the total accounts receivable at May 29, 2004, and August 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)

Overview

We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to our customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment industries. We provide these services and solutions on a global basis through integrated facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. We leverage our various technology platforms and internal manufacturing capacity to provide bundled solutions to the markets served. Our current focus is on managing costs and integration of our business operating units.

The following discussion highlights the significant factors affecting changes in our results of operations and financial condition. This review should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations
Three and Nine Months Ended May 29, 2004 and May 31, 2003:

Although sales increased during the third quarter of Fiscal 2004 compared to the previous two quarters of Fiscal 2004, the results were lower than expected due to our inability to deliver product on a timely basis. These lower results are the direct result of the operational issues we have encountered in our microelectronics facilities since the beginning of this fiscal year.

Selected Operating Results

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

	Three Months Ended				Nine Months Ended
	May 29, 2004		May 31, 2003		May 29, 2004		May 31, 2003
Net sales	$11,131	100%	$12,517	100%	$32,042	100%	$26,151	100%
Cost of sales	9,980	90%	10,027	80%	29,376	92%	22,202	85%

Gross profit	1,151	10%	2,490	20%	2,666	8%	3,949	15%
Operating expenses	2,830	25%	2,927	23%	8,984	28%	6,884	26%

Operating loss	(1,679)	(15%)	(437)	(3%)	(6,318)	(20%)	(2,935)	(11%)
Other income (expense)	650	6%	(876)	(7%)	1,067	3%	(888)	(4%)

Loss before income taxes	(1,029)	(9%)	(1,313)	(10%)	(5,251)	(17%)	(3,823)	(15%)
Income tax benefit	—	0%	2	0%	—	0%	21	0%

Net loss	$(1,029)	(9%)	$(1,311)	(10%)	$(5,251)	(17%)	$(3,802)	(15%)

Net Sales

Net sales for the three-months ended May 29, 2004 were $11,131, a decrease of $1,386 or 11%, from the comparable quarter last year. Net sales for the nine-months ended May 29, 2004 were $32,042, an increase of $5,891 or 23%. The three-month decrease in net sales is attributable primarily to a decreased demand and lower pricing for our AMO imaging products. The nine-month increase is mainly related to having a full nine months of sales for AMO in Fiscal 2004 compared to four months of sales in Fiscal 2003. AMO was acquired in January 2003. AMO generated the net sales of $5,054 and $15,526 during the three and nine months ended May 29, 2004, respectively, compared to net sales of $6,240 and $9,049 during the three and four months ended May 31, 2003, respectively.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales are subject to uncontrollable fluctuations. To the extent that sales to any one customer represent a significant portion of sales, any change in the sales levels to that customer can have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume. We have significant customer concentration with 32% and 36% of net sales in the three and nine months ended May 29, 2004 being generated by three customers.

At May 29, 2004, our backlog for future orders was approximately $18,639, compared to approximately $18,645 at August 31, 2003. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market for the three and nine months ended May 29, 2004 and May 31, 2003, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Medical/Hearing	$9,159	$10,538	$26,954	$21,225
RFID	841	821	2,482	2,084
Communications	839	729	1,807	1,643
Other	292	429	799	1,199

Total Net Sales	$11,131	$12,517	$32,042	$26,151

Net sales analysis by market follows:

Sales to medical/hearing customers represented 82% and 84% of total net sales for the three and nine months ended May 29, 2004, respectively, as compared to 84% and 81% for the three and nine months ended May 31, 2003, respectively. The decrease of $1,379 for the three months of Fiscal 2004 compared to the same period in Fiscal 2003 is primarily the result of a decrease in AMO sales due to decreased demand and lower pricing for our imaging products. The increase of $5,729 for the first nine months of Fiscal 2004 compared to the same period in Fiscal 2003 is primarily the result of the addition of our AMO. AMO contributed medical revenues of $5,054 and $15,526 for the three and nine months ended May 29, 2004, respectively, compared to $6,240 and $9,049 for the three and nine months ended May 31, 2003, respectively. The offsetting decrease in sales for the nine months ended May 29, 2004 is a result of Sonic Innovations, Inc. moving a program offshore, and Siemens, Inc. increasing their internal manufacturing capabilities.

Net sales to the RFID (radio frequency identification device) products market represented 7%-8% of our total net sales. RFID sales increased $20 and $398 for the three and nine months ended Fiscal 2004, respectively, as compared to the same periods last year. New products have been developed and capabilities have been expanded to improve revenue; however, the actual level of long-term market acceptance of these initiatives is currently unknown.

Net sales to the communications products market represented 6%-8% of total net sales. Communications revenues increased $110 and $164 for the three and nine months of Fiscal 2004, respectively, compared to the same periods of Fiscal 2003. We are experiencing increased activity in this market with the improving broadband segment with numerous low volume purchase orders.

Net sales to the Industrial products market represented 2%-5% of our total net sales. Industrial sales have decreased $137 and $400 for the three and nine months ended Fiscal 2004, respectively, compared to the same periods in Fiscal 2003. The overall industrial products market remains depressed.

Gross Profit

Gross profit was $1,151 (10% of net sales) and $2,666 (8%) for the three and nine months ended May 29, 2004, respectively, compared to $2,490 (20%) and $3,949 (15%) for the three and nine months ended May 31, 2003, respectively. Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs. In addition, the start up of eleven new significant customer programs and the start up of one internal program between our Victoria and Boulder facilities had an impact on our margins due to the operational difficulties experienced since the beginning of the current fiscal year.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,999 (18% of net sales) and $5,817 (18%) for the three and nine months ended May 29, 2004, respectively, compared to $2,178 (17%) and $5,047 (19%) for the comparable periods last year. The increase for the nine months ended May 29, 2004, compared to the nine months ended May 31, 2003 is primarily related to our AMO business acquired in January 2003, which has incurred $1,991 of selling, general and administrative expenses in 2004 compared to $345 in 2003. Without regard to our acquisition of AMO, selling, general and administrative expenses declined in total and as a percentage of net sales in the first three and six months ended May 29, 2004, respectively. These decreases are mainly the result of decreased depreciation costs related to computer software and equipment becoming fully depreciated during Fiscal 2003. Partially offsetting this decrease was an increase in legal fees in the second and third quarter of Fiscal 2004 related primarily to our negotiations with our Boulder landlord.

Research, development, and engineering expenses

Research, development, and engineering expenses were $737 (7% of net sales) and $2,316 (7%) for the three and nine months ended May 29, 2004, respectively, compared to $749 (6%) and $1,837 (7%) for the comparable periods last year. The increase in these expenses is primarily a result of the addition of our AMO in January 2003, which contributed $450 and $1,233 in research, development, and engineering expenses during the three and nine months ended May 29, 2004, respectively, compared to $228 and $363 for the comparable periods last year. The remaining decrease of these expenses is a result of our continued efforts to right-size the business.

Costs related to investigation

During the three and nine months ended May 29, 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $94 and $851 in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. See Note 10 to our unaudited consolidated financial statements. The Special Committee completed its investigation into such issues on December 14, 2003. We continue to incur costs related to our collection efforts against the judgments received from the courts against Mr. Fant.

Other Income (Expense), net

For the three months ended May 29, 2004, the net other income consists primarily of a $687 judgment recovery related to Mr. Fant. For the nine months ended May 29, 2004, the net other income consists primarily of $799 in judgment recoveries related to Mr. Fant and a gain of $472 recognized in connection with the prepayment of the Subordinated Promissory Note.

Income Taxes

We established a valuation allowance of approximately $7,364 and $5,405 at May 29, 2004 and August 31, 2003, respectively, to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired. At May 29, 2004, we had Federal net operating loss carryforwards expiring at various dates ranging from 2013 through 2023.

FINANCIAL CONDITION AND LIQUIDITY

Our net cash flow used in operating activities was $3,641 for the nine-months ended May 29, 2004, as compared to $331 in the same prior-year period. For the nine-months ended May 29, 2004, the increase in cash flow used by operating activities resulted from a number of items. In addition to the increase in operating loss of $1,449, we recognized a non cash gain of $472 for the prepayment of our Subordinated Promissory Note. Partially offsetting this, accounts receivable generated cash usage of $724 in Fiscal 2004 compared to a cash usage of $2,503 in Fiscal 2003 due to improved terms with certain large customers.

Accounts receivable average days outstanding were 53 days at May 29, 2004, compared to 46 days at August 31, 2003. Inventory turns were 5.8 for the nine-months ended May 29, 2004, compared to 5.0 for the same period a year ago. The increase in average days outstanding is due to several large customers with balances exceeding 60 days.

Net cash flow used by investing activities was $244 for the nine-months ended May 29, 2004, as compared to $296 for the nine-months ended May 31, 2003. Property and equipment additions were $520 for the first nine-months of Fiscal 2004. We intend to purchase property and equipment on an as needed basis only for the remainder of Fiscal 2004.

Our net cash flow of $3,415 provided by financing activities during the nine-months ended May 29, 2004, relates primarily to $3,540 in proceeds from the issuance of stock net of issuance costs of $301. On February 13, 2004, we sold 1,180,000 shares of our Common Stock together with five-year warrants to purchase up to 354,000 shares of our Common Stock at an exercise price of $3.72 per share in a private placement to a group of 18 institutional and accredited investors. We received gross proceeds of $3,540, excluding transaction costs of $301, for the shares and warrants sold, which will be used to increase working capital and for future capital expenditures. The shares and warrants were sold in reliance on the exemption afforded under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. We paid a 6% underwriting discount in connection with the sale and the placement agent, ThinkEquity Partners, LLC, also received warrants to purchase up to 70,800 shares of our Common Stock at an exercise price of $3.72 per share as additional compensation for the private placement. In addition we had net borrowing of $294 on the line of credit.

The result of these activities was a decrease in cash by $470 during the nine-months ended May 29, 2004, compared to a decrease of $2,345 during the nine-months ended May 31, 2003. Our unrestricted cash balance was $336 as of May 29, 2004.

Our revolving credit line agreement allows for borrowings of up to $3,000, subject to availability based on accounts receivable. There was $784 outstanding and $2,216 available on the revolving line at May 29, 2004. In the event the revolving credit line agreement is not extended beyond the January 1, 2005 expiration date, management may be required to take certain measures to meet our short-term liquidity needs. These potential measures include pursuing other financing or asset based lending arrangements, which may not have as attractive of terms as our current lending arrangement. If we were unable to find a suitable lending arrangement, management will need to take measures to reduce expenditures to meet liquidity demands. This includes, but not limited to, reductions in research and development spending and headcounts. If we are unable to repay the bank through other capital resources or operating cash flows, we may be required to renegotiate supply contracts and other arrangements with third parties, which may impact our ability to procure inventory, meet customer demands and comply with other contractual arrangements.

As a result of the equity raised as described above, we have demanded repayment of our deposit of $1,430 that the landlord, Eastside Properties, LLC (“Eastside”), of our Boulder facility now holds on our behalf. On June 1, 2004, we signed a purchase agreement for the Boulder facility calling for the transfer of ownership of our AMO facility from Eastside to Titan Real Estate Investment Group, Inc. (“Titan”). As a part of the consideration related to this agreement, the Company and Eastside signed a standstill agreement for payment of the leasehold deposit to the Company. The sale to Titan is scheduled to close approximately in August 2004 and is subject to various closing conditions, including completion of normal due diligence. Upon completion of this transaction, Titan would become our new landlord, which would potentially result in substantially lower rental and operating costs estimated at $500 per year for the Boulder facility.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations and profitability of our business, and the most significant of which include the timing of the collection of receivables, and the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, management believes certain measures can be taken to reduce the expenditure levels including, but not limited to, reduction of spending for research and development, and headcount reductions. We have also been impacted by operational issues we have encountered in our microelectronics facilities. While the remediation of these operational issues is ongoing, we have observed improvements in both quantity and quality of customer deliveries.

Management believes that, as a result of the financial restructuring actions it has taken to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various industry sectors, and the replacement and subsequent extension of its revolving and term credit facilities, it will meet its short and long-term debt obligations and operation requirements for at least the next twelve months.

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

Purchase Accounting

The accompanying statements reflect the allocation of the purchase price of our AMO – see Note 6 to our unaudited consolidated financial statements. This allocation includes an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley is assisting us in reducing our occupancy costs at this facility by sub-leasing the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO.

During the second quarter ended February 28, 2004, we finalized our purchase price allocation for this transaction. Since our Annual Report of Form 10-K for the fiscal year ended August 31, 2003, we have adjusted our developed technologies by $323 related to technology sold to MKS Instruments and we adjusted other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of property and equipment of $163.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertaking to deliver more that one product or service. We were required to adopt EITF Issue 00-21 on transactions occurring after September 1, 2003.

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

Interest Rate Risk

We are exposed to a floating interest rate risk from our Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and, its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. We obtained two separate loans in the aggregate amount of $2,350. The first note, with Commerce Bank, in the amount of $1,200, is secured by our Victoria, Minnesota facility. The term of the first note is six years with an interest rate at 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event shall the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years, with an interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period that began on October 28, 2003. A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Anthony J. Fant Litigation

On June 30, 2003, we commenced litigation against Mr. Fant, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his note receivable and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of May 29, 2004, the total combined judgment against Mr. Fant was approximately $2,255.

We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold Common Stock previously held by Mr. Fant $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we caused to be sold Common Stock previously held by Mr. Fant $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery will be recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which will be recorded as income in the first quarter of Fiscal 2005. As of July 2, 2004, we have collected $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments		$2,255

Recoveries Recognized in:
Garnishments	112

Second Quarter, FY2004		112
Sale of Stock	634
Garnishments	8

Third Quarter, FY2004		642
Sale of Stock	472
Garnishments	41

Expected for Fourth Quarter, FY2004		513
Garnishments	481

Expected for First Quarter, FY2005		481

Total Recoveries		$1,748

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

2.1	Form of Registration Rights Agreement, dated as of May 7, 2004, among HEI, Inc. and the Purchasers of an aggregate of 631,524 shares of HEI, Inc.(1)

3.1	Certificate of Designation of Common Stock of HEI, Inc.(2)

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of HEI, Inc. filed with the Securities and Exchange Commission on May 28, 2004

(2)	Incorporated hereby by reference to Exhibit 3.2 to the Registration Statement of Form S-3 of HEI, Inc. filed with the Securities and Exchange Commission on May 28, 2004

b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the third quarter of Fiscal 2004:

On April 7, 2004, we filed a Current Report on Form 8-K announcing under Item 5 – Other Events, that we had obtained an additional judgment against Anthony J. Fant in the amount of approximately $656.

On April 8, 2004, we filed a Current Report on Form 8-K announcing under Item 5 – Other Events, that we had issued a press release announcing our quarterly conference call for the second quarter of fiscal year 2004.

On April 13, 2004, we filed a Current Report on Form 8-K announcing under Item 5 – Other Events, that we had issued a press release announcing our second quarter results.

On April 14, 2004, we filed a Current Report on Form 8-K announcing under Item 9 – Regulation FD Disclosure, that during the quarterly conference call, we provided certain guidance which had not been previously disclosed.

On May 11, 2004, we filed a Current Report on Form 8-K announcing under Item 5 – Other Events, that we had issued a press release announcing we are not an owner of Google warrants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.
Date: July 13, 2004	/s/ Douglas J. Nesbit
Douglas J. Nesbit
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.