Form 10-K
period 2004-08-31
HEI INC
filed 2005-01-13
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-10078

HEI, Inc.

(Exact name of registrant as specified in its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN (Address of principal executive offices)	55386 (Zip Code)

Registrant’s telephone number, including area code:

(952) 443-2500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.05 Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     The aggregate market value, in thousands, of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price as reported by the NASDAQ National Market) was $22,563,374.

     As of January 12, 2005, 8,356,805 of the registrant’s common shares, par value $.05 per share, were outstanding.

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

GENERAL INFORMATION

      HEI, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. All dollar amounts are in thousands of United States dollars, except for per share amounts and all amounts included in Part III of this Annual Report Form 10-K.

PART I

Item 1. Business.

Business Development

      We are a Minnesota corporation and were incorporated as Hybrid Electronics Inc. in 1968 and changed our name to HEI, Inc. in 1969. On January 24, 2003, we acquired certain assets and assumed certain liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado operations (a business unit of CMED or our Advanced Medical Operations (“AMO”)) in a business combination accounted for as a purchase. In exchange for certain assets of our AMO, we issued one million shares of our common stock and assumed approximately $1,364 of liabilities related to our AMO, as well as an operating lease and other contractual commitments. The consolidated financial statements of the Company include the results of these operations since January 24, 2003. Our purposes for acquiring our AMO were to immediately gain access to the more stable medical device markets, to expand marketing and sales opportunities, and to expand our capabilities to become more full service or “one stop shop” to our customers and target markets. We believe that the design, development and manufacturing capabilities for medical devices at our AMO coupled with our microelectronic design, development and manufacturing at our Microelectronics Operations improves our ability to retain and gain customers.

Business of the Company

      Overview: We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to our customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment markets. We provide these services and solutions on a global basis through four integrated facilities in the United States. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. We leverage our various technology platforms to provide unique solutions to the markets served. Our current focus is on managing our costs and integration of our business operating units. For information regarding revenues from external customers by segment see Note 18 — Segments.

      In our Victoria, Minnesota facility we design and manufacture ultra miniature microelectronic devices and high technology products incorporating these devices. These custom microelectronic devices typically consist of placing or assembling one or more integrated circuits (“IC”) commonly referred to as “chips,” and other passive electrical components onto a ceramic or organic substrate. The microelectronic assembly typically embodies the primary functions of the end products of our customers, such as hearing aids, defibrillators and communication devices. For example, in hearing aids the microelectronic assemblies we design and make are contained within a shell and connected to a microphone, receiver and battery. For some customers, we procure the microphone, receiver and battery from outside vendors and assemble all of the components into further assemblies; and to other customers we may sell only the microelectronic assembly. Our custom-built microelectronics are employed in the hearing, medical, telecommunications and ultra miniature radio frequency markets. Our Victoria, Chanhassen, and Tempe facilities achieved ISO 9001:2000 certification in August 2003. We refer to our Victoria operations in this Annual Report on Form 10-K as our “Microelectronics Operations.”

      Certain proprietary technology employed in our Victoria facility allows us to manufacture miniature chip packages that are specially designed to hold and protect high frequency chips for broadband communications. This package, with the enclosed chip, may then be easily and inexpensively attached to a circuit board without degrading the high-frequency performance of the chip. These packages, and the high-frequency chips that they contain, are specifically designed for applications in high-speed optical communication devices — the individual parts of the fiber-optic telecommunications network that companies and individuals use to transmit data, voice and video across both short and very long distances. We manufacture our products by fabricating a substrate and placing integrated circuits and passive electrical components onto that substrate. Substrates are made of multi-layer ceramic or laminate materials. The process of placing components onto the substrate is automated using sophisticated equipment that picks an IC from a wafer or waffle pack and places it onto a substrate with very high precision. Many of the components require wire bonding to electrically connect them to the substrate. We then electrically test the microelectronic assemblies to ensure required performance.

      Our Boulder, Colorado facility provides four primary products and services relating to our Advanced Medical Operations. We provide custom design and development outsourcing services for customers ranging from large medical device original equipment manufacturers (“OEMs”) to emerging medical device companies worldwide. Our design and development projects generally include product concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing, and development of test specifications and procedures. We also perform various forms of verification and validation testing for software application and medical devices. We maintain a technical staff of engineers with backgrounds focused in electrical, mechanical, software and manufacturing disciplines. The medical imaging group at our Boulder facility designs, develops and manufactures a broad range of advanced application software and major subsystem hardware. Our work includes the development of leading edge MRI software, cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business are undertaken with major OEMs in the medical imaging system market that integrate the power subsystems into their imaging systems. Third, we provide medical device manufacturing outsourcing services. We manufacture complex electronic and electromechanical medical devices. We are a registered device manufacturer with the Food and Drug Administration (the “FDA”) and are required to meet the FDA’s Quality System Regulation (“QSR”). Our Boulder facility’s quality system is certified to, and meets, ISO 9001:1994 and ISO 13485 standards. Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services. Our manufacturing outsourcing services generally involve complex high-end devices, as opposed to commodity or high-volume products. In providing outsourcing services, we manufacture products for use in blood analysis, women’s health therapies, and cancer detection systems. Our Boulder facility provides a connectivity solution consisting of both hardware and software. This technology enables medical device OEMs and Health Care Information Technology vendors to add wired and wireless web server connectivity to their products quickly and cost-effectively.

      Our Chanhassen, Minnesota facility manufactures wireless smart cards and other ultra-miniature RF applications. Ultra miniature electronic modules are connected to a RF coil, creating an assembly. This assembly is contained within a smart card or wireless card (about the same size as a credit card) that is used for financial, security access and identification or tacking applications. During the second quarter ended February 28, 2004 we were developing a plan to move the RFID operations to Boulder to more effectively use the additional floor space in that facility. After considerable analysis it was determined that such a move would not be in our best interests.

      Our Tempe, Arizona facility, manufactures and designs high density, high quality flex circuits and high-performance laminate-based substrates. We utilize specialized tooling strategies and advanced procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process. Significant portions of the substrates produced at this facility are transformed into custom-built microelectronics at our facility in Victoria, Minnesota.

      Customers: We sell our products through our company-employed sales force based at our facilities in Minnesota, Arizona and Colorado. In addition, we promote our services through public relations advertising and exhibitions at industry trade shows.

      We currently have annual agreements with our three largest customers, GE Healthcare, Inc., Siemens, Inc., and Johnson & Johnson Ethicon Gynacare Division. In addition, we have annual agreements with 17 of our top 20 customers. These agreements typically include basic understandings that relate to estimated needs of the customer, as well as a range of prices for the products for the current year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks) and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement as well as work in progress. Although these annual agreements do not commit our customers to order specific quantities of products, they set the sale price and are useful as they enable us to forecast our customer’s orders for the upcoming year.

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

      Proprietary Technology: We use proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with our customers and vendors and non-disclosure agreements with substantially all of our employees. We have approximately 20 different inventions across the spectrum of our activities, which are either granted as patents or in some stage of active patent pursuit. We pursue new patentable technologies whenever practicable. We have a total of nine active and five pending US patents, and have extended many of these filings in international venues. Our two most recent granted US patents are “Structures and assembly methods for radio-frequency-identification (RFID) modules” and “Test methods, systems, and probes for high-frequency wireless-communications devices.” The RFID patent covers a modular package for encapsulating a radio-frequency-identification chip in a package suitable for embedding into a card, key-fob, or other such device for use in security, accessibility, and identification applications. The test methods patent pertains to a novel test-head design and method for testing packaged high-frequency integrated circuit chips. These devices are used predominantly in telecommunications network applications. We bring value to our customers, in part, by leveraging our publicly disclosed technology as well as our internally protected trade secrets and know-how to provide solutions and enhancements to our customer’s products. These capabilities include the application of multiple manufacturing technologies from both product performance and product manufacturability perspectives, manufacturing processes, such as Lean-Flow, that reduce overall production cost, and systems and methodologies that streamline development resulting in robust product designs that fulfill the requirements of the FDA.

      Government Regulations: Certain end products of our customers that we manufacture in our facilities are subject to federal governmental regulations (such as FDA regulations). The Boulder facility is a registered device manufacturer with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “FDC Act”), and regulations issued or proposed under the FDC Act, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to products that are outsourced to us for manufacture, which include many of our customers’ products, but not to our imaging and power generation products. The FDC Act and the regulations include requirements that manufacturers of medical products and devices register with, and furnish lists of products and devices manufactured by them, to the FDA. Prior to marketing a medical product or device, the company selling the product or device must obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products. We are not directly subject to any governmental regulations or industry standards at our Victoria, Chanhassen and Tempe facilities. However, we are subject to certain industry standards in connection with our ISO 9001:2000 certification. Our products and manufactur-

ing processes at such facilities are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality. All facilities are subject to local environmental regulations.

      The FDA’s QSR for medical devices sets forth requirements for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our Boulder facilities. The FDA reviewed our procedures and records during routine general inspections in 1995 and each fiscal year from 1997 to 2004.

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

      Dependence on Single or Few Customers and Backlog: The table below shows the percentage of our net sales to major customers that accounted for more than 10% of total net sales in our fiscal years ended August 31, 2004, 2003, and 2002.

	Fiscal Years Ended
	August 31,

Customer	2004	2003	2002

GE Medical Systems	17%	14%	—
Siemens, Inc.	8%	14%	32%
Sonic Innovations, Inc.	2%	17%	32%

      Progress has been made in the diversification of the customer base with only one customer contributing over 10% of net sales in our fiscal year ended August 31, 2004 (“Fiscal 2004”). GE Medical Systems (“GEMS”), a subsidiary of General Electric Company, is a customer in the MRI component market of our Advanced Medical Operations and continues to award new programs to HEI. Although GEMS was new to the Company during our fiscal year ended August 31, 2003 (“Fiscal 2003”), GEMS was a customer of CMED during CMED’s fiscal years ended June 30, 2003 and 2002. We sold hearing aid applications to Sonic Innovations, Inc. and Siemens, Inc. The decrease in percent of net sales and net sales dollars with both Sonic Innovations, Inc and Siemens, Inc. during Fiscal 2004 is largely a result of their increased internal manufacturing capabilities and off shore out sourcing. We had sales to Sonic Innovations, Inc. of $883 for Fiscal year 2004. See Note 16 — Major Customer, Concentration of Credit Risk and Geographic Data — to our Consolidated Financial Statements for financial information about net sales from external customers attributed to specific geographic areas.

      The following table illustrates the approximate percentage of our net sales by markets served.

	Fiscal Years Ended
	August 31,

Market	2004	2003	2002

Medical/ Hearing	84%	82%	76%
Communications	6%	6%	11%
RFID	8%	8%	10%
Other	2%	4%	3%

      Our goals are to have no one customer greater than 25% of net sales and no one program exceeding 10% of net sales. Our plans to achieve our goals include increasing our product offerings, customer base and programs to increase net sales, which are expected to result in more diversification. During Fiscal 2004 we changed our strategic focus from one of diversifying between our key markets to one of focusing our efforts on the Medical/ Hearing market.

      At August 31, 2004, our backlog of orders for net sales was approximately $18,228, compared to approximately $18,645 at August 31, 2003. We expect to ship our backlog as of August 31, 2004, during our fiscal year ending August 31, 2005 (“Fiscal 2005”). This slight decline in backlog is mainly due to our customers not issuing purchase orders out as far into the future as they had in the past.

      Competition: In each of our product lines, we face significant competition, including customers who may produce the same or similar products themselves. We believe that our competitive advantage starts with knowledge of the market requirements and our investment in technology to meet those demands. We use proprietary technology and proprietary processes to create unique solutions for our customers’ product development and manufacturing requirements. We believe that customers engage us because they view us to be on the leading edge in designing and manufacturing products that, in turn, help them to deliver better products faster and cheaper than they could do by themselves. We also compete on the basis of full service to obtain new and repeat orders. We are a full-service supplier and partner with our customers, providing full “turn-key” capability.

      Research and Development: The amount that we spent on company-sponsored research and development activities aggregated approximately $3,165, $2,580 and $2,516 for our fiscal years ended August 31, 2004, 2003 and 2002, respectively.

      Employees: On August 31, 2004, we employed 298 full-time persons and 1 part-time person.

      Website and Available Information: Our website is located at www.heii.com. Information on this website does not constitute part of this Annual Report on Form 10-K.

      We make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to our shareholders at our website or upon written request to our Chief Financial Officer at P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, Minnesota, 55386.

Item 2.	Properties.

      We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in August 1981. The facility was expanded during our fiscal year ended August 31, 1996, from the original 25,000 square feet with an addition of 23,000 square feet to increase production capacity. The addition was financed through the issuance of Industrial Development Revenue Bonds (“IDRBs”) with the City of Victoria on the property and certain equipment. On March 14, 2003, the outstanding principal and interest on these IDRBs were paid from the proceeds of the subordinated promissory note issued to CMED in connection with the acquisition of our

AMO. In October 2003, the Company completed a $1,200 financing that is secured with a mortgage on the Victoria, Minnesota facility.

      We lease a 14,000 square foot facility in Tempe, Arizona for our high density interconnect business. We lease two properties in Minnesota: a 20,000 square foot facility in Chanhassen, Minnesota, for part of our RFID business, and a 3,100 square foot facility in Eden Prairie, Minnesota, that was formerly used for corporate offices. In April 2003, we re-located our corporate offices to our Victoria facility and sub-leased the Eden Prairie facility through March 2005. The Tempe and Chanhassen facilities are leased until July 2005 and June 2012, respectively, and the Eden Prairie facility is leased until March 2005.

      We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. On September 27, 2004, this facility was sold by Eastside Properties, LLC to Titan Real Estate Investment Group, Inc. (“Titan”). On October 1, 2004, we signed a new lease with Titan’s affiliate, Boulder Investor’s LLC, at substantially reduced rental rates. Beginning in Fiscal 2005, the Company expects to save approximately $500 annually under this new lease due to a reduction of approximately $1.08 per square foot in base rent and approximately $2.21 per square foot in operating costs. The Boulder facility is leased until September 2019. Under the terms of the new lease, $1,350 of our deposit will be refunded to us if after completing four consecutive quarters of positive EBIDTA, as determined in accordance with GAAP and verified by an independent third-party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the then outstanding shares of our common stock. As a part of the purchase accounting for the acquisition of our AMO, we have established a $3,110 reserve related to the future estimated lease payments of the Boulder facility. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. In Fiscal 2003, we entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley has been engaged to assist us in reducing our occupancy costs at this facility by representing us in negotiations for the sub-leasing of the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. We are currently in negotiations for such subleases.

Item 3.	Legal Proceedings.

      On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President and a current director, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted us an additional judgment against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, the Court granted us a third judgment against Mr. Fant in the amount of approximately $656, for a total aggregate judgment against Mr. Fant of approximately $2,255. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments and other execution methods, approximately $1,750 from Mr. Fant’s accounts. Such amount partially reduces the judgment amount. We continue to seek to collect on the remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets.

      On August 23, 2004, we commenced litigation against Colorado MEDtech, LLC (“CMED LLC”), its successor, CMED and a related entity, CIVCO Holding, Inc. in the United States District Court for the District of Colorado. The complaint alleges breach of contract/warranty; several counts of fraud including misrepresentation, omission, and fraudulent transfer; civil conspiracy; and counts for alter ego and successor liability. The litigation seeks to recover in excess of $980 (plus attorneys fees in an amount yet to be determined) for damages we sustained on the Becton Dickinson five milliliter pipette contract, which was one of the assets we acquired from CMED in the January 2003 transaction. On September 14, 2004, counsel for CMED LLC filed a disclosure statement and answer to our complaint. The Court has issued an order for a scheduling conference on February 19, 2005 in which the trial date and other deadlines for the case will be set.

Item 4.	Submission of Matters to a Vote of Security-Holders

      There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2004.

Executive Officers of the Registrant

      The following is a list of our executive officers, their ages and officers as of December 27, 2004. Each executive officer serves a term of one year or until his successor is appointed and qualified.

Name	Age	Position

Mack V. Traynor, III	46	Chief Executive Officer and President
Douglas J. Nesbit	51	Chief Financial Officer
Nina A. Anderson	41	Vice President of Human Resources
James P. Barnes	38	Chief Information Officer
Scott M. Stole	41	Chief Technical Officer
Simon F. Hawksworth	39	Vice President of Sales and Marketing
James C. Vetricek	47	Vice President of Operations

      Mack V. Traynor, III has served as our Chief Executive Officer and President since March 2003, and has served on our Board of Directors since 1998. Mr. Traynor currently serves as President of Manitou Investments, a private investment and business management firm, a position he has held since 1998. Although Mr. Traynor currently serves in such capacity with Manitou Investments, he devotes substantially all of his efforts to his duties and responsibilities at the Company. Since June 2003, Mr. Traynor has served on the Board of Directors of ACT Telecommunications (NASDAQ: ACTT), an international teleconferencing service provider. In December 2003, he was elected Chairman of the Board of ACTT. Previously, Mr. Traynor served as President and Chief Executive Officer of Supreme Companies, Inc., a privately held landscape and grounds maintenance company, from February 2002 to September 2003. Mr. Traynor also previously served as Chief Executive Officer of Do The Good, Inc., a philanthropic software development company, from May 2001 until October 2001, and as Chief Financial Officer of 10K Partners, Inc., private investment company, from April 2000 until June 2000. Mr. Traynor served as President and Chief Executive Officer of NeoNetworks, a privately-held development stage company designing high-speed data communications equipment, from October 1998 to April 2000. Mr. Traynor was a director of Telident, Inc., a publicly-held telecommunications products and services company, from 1998 to 2000. Mr. Traynor also served as a director of Eltrax Systems, Inc., a publicly-held networking products and services company, from 1995 to 1999, serving as Chief Financial Officer from 1995 to 1996 and President, Chief Executive Officer and Chief Operating Officer from 1995 to 1997. Mr. Traynor served as President and Chief Operating Officer of Military Communications Center, Inc., a company that provided telecommunications services to U.S. Military personnel, from 1988 to 1995. He also served as President of U.S. West Enterprises, a division of U.S. West, Inc.

      Douglas J. Nesbit has served as our Chief Financial Officer since June 2003. Prior to joining HEI, Mr. Nesbit served as the Chief Financial Officer, Secretary and Treasurer of LecTec Corporation, a publicly-held consumer health care company, from 2000 to 2003, as the Corporate Treasurer at Secure Computing Corporation, a provider of computing system security tools and devices, from 1997 to 2000, and as Corporate Controller of ValueRX, a pharmacy benefit management firm, from 1996 to 1997. Mr. Nesbit’s professional background also includes public accounting experience with the big four firm of KPMG LLP. Mr. Nesbit also serves as a Director and Vice-Chair of the Minnesota Society of Certified Public Accountants and a participant on the Business and Industry Conference planning committee for the AICPA.

      Scott M. Stole Ph.D. has served as our Chief Technology Officer since 2003. Previously, from October 2000 to June 2003, Dr. Stole served as our Director of Advanced Process Development. Prior to joining HEI, Dr. Stole served as President & CEO of Questek Innovations, Inc., a developer of advanced hardware technologies for the disk drive industry, from May 1997 to October 2000, where he oversaw technology development, intellectual property protection, corporate strategy and strategic alliances. Dr. Stole received his

Ph.D. from Iowa State University and his Bachelors degree from Concordia College, and has 14 years of experience in the design, development and manufacture of a wide range of microelectronics and advanced materials-related products.

      Simon F. Hawksworth has served as our Vice President of Sales and Marketing since September 2002. Prior to joining us, he served as Vice President of Sales and Marketing at InnovaComm Technologies, Inc, a microelectronics manufacturing company and a spin-off of Maxtek, a wholly-owned subsidiary of Tektronix, from February 2000 to August 2002. Mr. Hawksworth also served, from August 1998 to August 2002, in a variety of positions at Maxtek from Business Development Manager through Director and Vice President of Sales and Marketing. Prior to joining us, Mr. Hawksworth’s positions focused on winning new business requiring high frequency electronics packaging solutions.

      James P. Barnes joined us in July 2004 as our Chief Information Officer. For 15 years prior to joining us, Mr. Barnes served in various capacities overseeing the use of information technology to advance the strategic goals of companies in various industries. Most recently, from February 2003 to May 2004, Mr. Barnes served as an Account Manager for Odyssey Solutions, a regional SAP reseller, helping small and mid-sized businesses leverage the SAP ERP application. From March 2000 to February 2003, Mr. Barnes held the position of Supply Chain Project Director for ADC Telecommunications, a global network supplier of products and services, where he managed projects to improve the global supply chain. From March 1999 to March 2000, Mr. Barnes served as the Integration Director for West Group, a division of Thomson Financial, developing and implementing ERP solutions in the publishing industry.

      James C. Vetricek joined us in January 2003 in connection with our acquisition of our AMO as Vice President of our AMO and was promoted to Vice President of Operations for HEI in January 2004. Prior to January 2003, Mr. Vetricek served as Vice President, Quality and Regulatory Affairs of CMED from February 2001 to January 2003. Mr. Vetricek has over 20 years of experience as a medical device professional managing facilities with multi-site operations. His responsibilities have included research and development, regulatory affairs, pilot manufacturing, and proprietary and contract manufacturing operations. Mr. Vetricek’s product experience includes sterile single use devices, implants, bio absorbable surgical materials, electromechanical surgical systems, anesthesia systems and cardiovascular monitoring devices. Prior to joining CMED, Mr. Vetricek served as Vice President of Regulatory Affairs & Quality Management at Linvatec, a division of Conmed, a medical equipment manufacturer, from February 1999 to February 2001. Mr. Vetricek also serve from September 1994 to June 1998 as Vice President of Regulatory Affairs & Quality Assurance and R&D at Ohmeda Medical Device, a division of BOC Group, an industrial producer of gases.

      Nina A. Anderson joined us in January 2003 in connection with our acquisition of our AMO as Human Resources Representative of our AMO and was promoted to Vice President of Human Resources of HEI in July 2004. Ms. Anderson served as a Payroll and Benefits Administrator and Employee Relations Manager for CMED from February 1998 to January 2003. Before joining CMED, Ms. Anderson was employed as a Training Manager for Southland Corporation, a national convenience store operator.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock is currently traded on the NASDAQ National Market under the symbol HEII. Below are the high and low sales prices for each quarter of our fiscal years ending August 31, 2004 and 2003, for our common stock, as reported by the NASDAQ National Market.

Fiscal Year Ended
August 31, 2004	High	Low

First Quarter	$4.65	$2.95
Second Quarter	3.97	2.70
Third Quarter	3.68	2.30
Fourth Quarter	2.78	1.20

Fiscal Year Ended
August 31, 2003	High	Low

First Quarter	$5.55	$2.77
Second Quarter	3.20	1.70
Third Quarter	2.85	1.65
Fourth Quarter	4.68	2.60

      As of December 27, 2004, we had 366 holders of record of our common stock. We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance our continued development. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our term loan agreements provides that we cannot, without our lender’s prior written consent, pay any dividend or make any distribution of assets to our shareholders or affiliates.

      No repurchases of our equity securities were made during the fourth quarter of Fiscal 2004.

Item 6.	Selected Financial Data.

      Set forth below is selected financial data on a historical basis for the Company and its consolidated subsidiaries for the fiscal years August 31, 2004, 2003, 2002, 2001, and 2000. This information should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

	Fiscal Years Ended August 31,

	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)

	(In thousands, except per share amounts)
Net sales	$43,320	$38,440	$28,532	$44,832	$42,799
Cost of sales	39,197	31,327	23,375	36,841	35,544

Gross profit	4,123	7,113	5,157	7,991	7,255

Operating expenses:
Selling, general and administrative	8,113	7,639	5,335	5,806	6,338
Research, development and engineering	3,165	2,580	2,516	2,433	1,764
Unusual charges	1,359	331	—	1,693	453

Operating loss	(8,514)	(3,437)	(2,694)	(1,941)	(1,300)
Other income (expense), net	1,505	(1,213)	(106)	(2,182)	(227)

Loss before income taxes	(7,009)	(4,650)	(2,800)	(4,123)	(1,527)

Income tax expense (benefit)	—	(21)	1,092	(930)	(372)

Net loss	$(7,009)	$(4,629)	$(3,892)	$(3,193)	$(1,155)

Net loss per basic share	$(0.90)	$(0.70)	$(0.65)	$(0.65)	$(0.24)
Net loss per diluted share	$(0.90)	$(0.70)	$(0.65)	$(0.65)	$(0.24)
Weighted average common shares outstanding:
Basic	7,745	6,629	5,992	4,881	4,726
Diluted	7,745	6,629	5,992	4,881	4,726
Balance sheet as of year end:
Working capital	$3,414	$5,728	$4,369	$8,793	$5,902
Total assets	25,112	26,503	22,989	27,528	28,936
Long-term debt, less current maturities	1,833	2,555	1,473	3,972	3,894
Shareholders’ equity	9,957	13,191	14,570	18,420	15,116

(a)	For Fiscal 2004 unusual charges consisted of $894 in outside legal and accounting costs in connection with our litigation against, and other issues involving, Mr. Fant and $465 of an asset impairment in our

Microelectronics Operations. Other income included $1,361 of judgment recovery against Mr. Fant and a $472 gain recognized in connection with the prepayment of a Subordinated Promissory Note.

(b)	For Fiscal 2003 unusual charges consisted of an impaired asset write-down of $331. Other expense included costs related to the non-cash write off of bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit, LLC and a reserve of $841 for Mr. Fant’s promissory note and other amounts due from Mr. Fant.

(c)	Income tax expense reflects the establishment of a $3,420 valuation allowance of which $3,188 was included in income tax expense.

(d)	For Fiscal 2001 unusual charges consisted of costs related to the closure of the Mexico product line of $425 and a $1,268 loss on the write-off of accounts receivable primarily related to customers of the Mexico product line and other expense included the write-off of the investment in MSC.

(e)	For Fiscal 2000 unusual charges of $453 consisted of acquisition transaction costs related to the Cross acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      HEI has been in a turnaround mode since mid year of Fiscal 2003 when new management was brought in. The turnaround plan began with the financial restructuring of our outstanding indebtedness. Next, management focus was placed upon the sales process, with a target of more programs for existing customers and new programs with new customers. Fiscal 2004 began with a backlog of approximately $13,000 for the first quarter. The number of customers in excess of $1,000 in Fiscal 2004 grew to 15 from 9 in Fiscal 2003. The success in bringing in these new customers and new programs exposed production problems from the years of operational neglect under former management. During Fiscal 2004 we consistently under delivered against orders we had from our customers. We made a strategic decision to sacrifice profits in order to keep the customers as satisfied as possible, while improvements were made to our operations. We lost no customers during Fiscal 2004, despite our production problems. The distractions to management following the removal of the former CEO continued to impact us in Fiscal 2004. In addition to the civil proceedings against the former CEO, we hired a forensic auditor to review our financial records for the time period covering the former management teams tenure. The result of that forensic audit was no financial restatement of any prior period financial report.

      Fiscal 2004 started off slow with the Company facing production challenges that continued throughout the fiscal year. At the same time, we initiated a number of new programs which also negatively impacted our operating results. The result has been unsatisfied orders and unfulfilled backlog. These operational issues have persisted throughout Fiscal 2004. In order to successfully implement numerous programs at the same time at our Microelectronics Operations we will have to approach our business in a different manner with new processes. The inability to effectively initiate these programs could impair our revenue opportunity and significantly impact our liquidity. The resolution of these production issues could take longer than anticipated which would impact our relationships with our customers, cause continuing operating losses and negatively impact the strength of our balance sheet. As of December 31, 2004, we have not lost any customers due to the problems we encountered in Fiscal 2004. Net sales in the first quarter began Fiscal 2004 with the lowest net sales we had experienced in three quarters at $10,916. That was an 11% drop in net sales from the fourth quarter of Fiscal 2003. The reduced net sales in Fiscal 2004 have been accompanied by reduced margins resulting in a 10% gross profit, the lowest achieved in the last five years. The Company took a number of steps to address these operational issues, including replacing our Vice President of Operations in the second quarter of Fiscal 2004, and implementing a number of initiatives to resolve the production problems that were impacting the Company’s ability to ship product on a timely basis. We will continue to manage our costs and have a goal to lower the quarterly breakeven point by the end of Fiscal 2005. Our commitment to research and development continued in Fiscal 2004 and we have and will continue this effort to maintain and increase our propriety technology and manufacturing processes. With production being our biggest issue in Fiscal 2004, we have begun and intend to continue to deploy our manufacturing operational efforts with renewed focus and talent. We are beginning to experience positive results from this effort. Management intends to continue to concentrate on such efforts during Fiscal 2005, which is expected to not only increase margins, but to increase throughput and quality.

CRITICAL ACCOUNTING POLICIES

      The accompanying consolidated financial statements are based on the selection and application of United States accounting principles generally accepted (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

Revenue Recognition, Sales Returns and Warranty

      Revenue for manufacturing and assembly contracts is recognized upon shipment when the risk and rewards of ownership have passed to the customer without special acceptance protocols or payment contingencies. We have a number of customer arrangements in which we retain ownership of inventory until customer receipt or customer acceptance, and in one instance until the customer pulls inventory into production at its offshore facility. Revenue is deferred for these arrangements until the risks and rewards of ownership pass to the customer upon receipt or acceptance. Our AMO provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

      Our AMO’s development contracts are discrete time and materials projects that generally do not involve separate deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method, as the term of the arrangement is short-term, or using the percentage of completion method for longer-term contracts. We have not entered into any significant fixed fee development arrangements or contracts using the percentage of completion method since we acquired our AMO. As of August 31, 2004, we had deferred revenue of $804.

      We may establish one or more contractual relationships with one customer that involves multiple deliverables including development, manufacturing and service. Each of these deliverables may be considered a separate unit of accounting and we evaluate if each element has sufficient evidence of fair value to allow separate revenue recognition. If we cannot separately account for the multiple elements in an arrangement, we may be required to account for the arrangement as one unit of accounting with recognition over an extended period of time or upon delivery of all of the contractual elements. For the year ended August 31, 2004, we did not have any significant multi-element contracts and deferred revenue at August 31, 2004 for these arrangements was not significant.

      We record provisions against net sales for estimated product returns. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in the demands of our customers. Provisions are also recorded for warranty claims that are based on historical trends and known warranty claims. Should actual product returns exceed estimated allowances, additional reductions to our net sales would result. As of August 31, 2004 and 2003, warranty and product return reserves aggregated $139 and $122, respectively.

Allowance for Uncollectible Accounts

      We estimate the collectability of trade receivables and note receivables, which requires considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances for uncollectible accounts. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from our actual collection experience. As of August 31, 2004 and 2003, we had accounts receivable allowances of $121 and $92, respectively.

Inventories

      We record inventories at the lower of cost, using the standard and average cost method or market value. Generally, all inventory purchases are for customized parts for customer specific programs. Contractual arrangements are typically agreed to with the customer prior to ordering customized parts as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. It is possible that significant charges to record inventory at the lower of cost or market may occur in the future if there is a further decline in market conditions. As of August 31, 2004 and 2003, we have reduced the carrying value to the lower of cost or market for excess and obsolete inventory by $1,056 and $1,511, respectively.

Long-lived Assets

      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. The Company assesses the impairment of its manufacturing equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	Significant negative market or economic trends; and

•	Significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value.

      Based on the Company’s evaluation the historical losses for the assets in the Microelectronics group created a trigger for further analysis. Our long-lived assets relating to our Microelectronics Operations were valued by an independent third-party in order to further evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The independent valuation firm’s appraisal resulted in an impairment charge of $465 in Fiscal 2004. During Fiscal 2003, we recorded asset impairment charges of $331. Asset impairment evaluations are by nature highly subjective.

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

      At August 31, 2004 and 2003, we had valuation allowances of approximately $7,642 and $5,405, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards due to the Company’s historical losses and net tax operating loss carryforward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

Purchase Accounting

      The accompanying statements reflect the allocation of the purchase price of our AMO — see Note 6 to our Consolidated Financial Statements. This allocation included an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space. In Fiscal 2003, we entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm, to assist us in reducing our occupancy costs at this facility by representing us in negotiations for the sub-leasing of the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. We are currently in negotiations for the subleasing of the additional 50,000 square feet. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO. At August 31, 2004 and 2003, our AMO lease accruals aggregated $2,082 and $2,793, respectively.

      During the second quarter of Fiscal 2004, we finalized our purchase price allocation for our January 2003 transaction with CMED. Since our Annual Report on Form 10-K for Fiscal 2003, we adjusted our developed technologies by $323 related to technology sold to MKS Instruments and we adjusted other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of property and equipment of $163.

RESULTS OF OPERATIONS

Percentage of Net Sales

	Fiscal Year Ended
	August 31,

	2004	2003	2002

Gross profit	10%	19%	18%
Selling, general and administrative	19%	20%	19%
Research, development and engineering	7%	7%	9%
Other	2%	4%	0%

      The following table illustrates the approximate percentage of our net sales by market served.

	Fiscal Year Ended
	August 31,

Market	2004	2003	2002

Medical/ Hearing	84%	82%	76%
Communications	6%	6%	11%
RFID	8%	8%	10%
Other	2%	4%	3%

Net Sales

      Our net sales for Fiscal 2004, increased $4,880 or 13%, compared to Fiscal 2003. Our AMO’s net sales increased $6,143 in Fiscal 2004 to $20,572 compared to $14,429 in Fiscal 2003. The increase in our AMO net sales was largely due to the inclusion of twelve months of net sales from our AMO in Fiscal 2004 compared to only seven months of net sales from our AMO being included in Fiscal 2003. The increase in our AMO net sales was partially offset by declines in net sales generated by the Microelectronics Operations caused by the inability to ship against outstanding orders. Our net sales for Fiscal 2003, increased $9,908 or 35%, compared to Fiscal 2002. This increase in net sales from Fiscal 2002 was the result of $14,429 in net sales generated by our AMO, which we acquired in January 2003. The increase in net sales associated with the addition of our AMO was partially offset by a decrease in net sales of approximately $6,300 to two of our major medical/hearing customers.

      The communications and RFID markets remained soft in Fiscal 2004 and Fiscal 2003 as our customers continue to wait for market acceptance of new products and increased demand for existing products. If the demand for these products increases, we believe that we are positioned for an increase in sales in these markets. In addition, we are experiencing continued interest in our proprietary products which have received design approval for numerous applications with increasing low volume production. We continue to work on new designs, qualification testing and continue to receive prototype orders from numerous customers.

      Net sales to medical/hearing customers represents 84% of total net sales for Fiscal 2004 and increased from $31,691 to $36,347, or by $4,656, or 15% compared to Fiscal 2003. The increase is primarily a result of the acquisition of our AMO in January 2003 and the inclusion of twelve months of net sales from our AMO, which in Fiscal 2004 contributed $20,572 for the year in medical sales. In addition, we realized increased demand for implantable medical devices like cochlear implants, insulin pumps and defibrillators for our Microelectronics Operations. The increase associated with our AMO acquisition and growth of medical implantable business was partially offset as we continued to experience fluctuations in demand for our hearing products. The decreases in our hearing products are mainly due to in-sourcing trends at significant hearing customers like Siemens and GN Resound and a trend to moving production to China. During the first quarter of Fiscal 2004, we ended our relationship with Sonic Innovations, but entered into new programs with GN Resound and Cochlear that were expected to offset this loss. However, ramp up difficulties with GN Resound accounted for the decreased level of net sales from our hearing products.

      Net sales to medical/hearing customers represents 82% of total net sales for Fiscal 2003 and increased from $21,558 to $31,691, or by $10,133 or 47% compared to Fiscal 2002. The increase is primarily a result of the addition of our Advanced Medical Operations, which were acquired in January 2003 and contributed $14,429 for the year in medical net sales. The increase associated with our AMO addition was partially offset as we continued to experience fluctuations in demand for our hearing products. The decreases in our hearing products were mainly due to excess inventory positions at significant hearing customers and reflected the general economic slowdown, which continued to negatively impact the hearing related contract manufacturing markets. During the latter part of Fiscal 2002, a major customer’s internal manufacturing capabilities increased, which reduced annual revenues for Fiscal 2003 by approximately $3,800. Also a significant customer advised us in June 2003 that it intended to discontinue a significant program with us in order to place it offshore. This program was discontinued in the first quarter of Fiscal 2004 and had net sales of $883, $6,709, and $9,273 in Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively. This program discontinuance will reduce but not eliminate sales to this customer. During the first quarter of Fiscal 2002, we entered into a program with Siemens in which our finished goods inventory is held at Siemens and we recognize revenue when they use the product. In connection with this program, certain raw materials used by us for Siemens products are being consigned to us by Siemens. The result of this program is that our finished goods inventory has increased, while raw materials for these programs have decreased.

      Net sales to the communications and industrial products market decreased from $3,864 in Fiscal 2003 to $3,597 in Fiscal 2004, or $267 or 7%. The Fiscal 2004 decrease as compared to Fiscal 2003 is a result of the continued weakness in the telecommunications markets. In September 2003, we realigned our sales emphasis to narrowly focus our efforts to key niche customers to obtain the best margin revenue while improving the efficiencies in developing new business. Net sales decreased in Fiscal 2003 from $4,004 in Fiscal 2002 to $3,864 in Fiscal 2003, or by $140 or 4%. This decrease comparing Fiscal 2003 to Fiscal 2002 is largely a result of weakness in the telecommunications markets.

      Net sales to the RFID products market increased from $2,885 in Fiscal 2003 to $3,375 in Fiscal 2004, or by $490 or 17%. This increase was driven by an increase in orders from a major customer and a significant new customer that has a position in a related market. RFID sales decreased in Fiscal 2003 from $2,970 in Fiscal 2002 to $2,885 in Fiscal 2003, or by $85 or 3%, primarily due to the drop in orders from one major customer that had eliminated its operations in this space.

      At August 31, 2004, our backlog of orders for revenue in Fiscal 2005 was approximately $18,228, compared to approximately $18,645 and $5,400 at August 31, 2003 and 2002, respectively. We expect to ship our backlog as of August 31, 2004 during Fiscal 2005. This small decrease in backlog is reflective of a change in the way our customers do business in that they are more unwilling to make commitments too far into the future. The backlog from our AMO includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

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

Gross Profit

      Our gross profit as a percentage of net sales was 9.5% in Fiscal 2004, as compared to 18.5% in Fiscal 2003 and 18.1% in Fiscal 2002. The Microelectronics Operations experienced production difficulties that resulted in shipment delays, excessive overtime costs and unabsorbed manufacturing overhead. The production delays were due to the number of new programs initiated at the same time and the increased complexities of many of the new product offerings. Our gross margin percent of net sales decreased significantly in Fiscal 2004 due to overall material cost overages due to scrap resulting in a decline of 0.1% of net sales added to by increases in direct labor of 6.1% and manufacturing costs increases of 2.7%. Gross margins improved to 13.0% in the fourth quarter of Fiscal 2004 and we expect gross margins to continue to improve as we continue to implement process improvement strategies meant to deal with the problems encountered in the past.

      Our gross profit as a percentage of net sales was 18.5% in Fiscal 2003, as compared to 18.1% in Fiscal 2002. Our gross margin percent of net sales increased slightly in Fiscal 2003 due to overall material costs improvement resulting in an improvement of 2.6% of net sales offset by increases in direct labor of 1.1% and manufacturing costs of 1.1%.

Operating Expenses

Selling, General and Administrative

      Selling, general and administrative expenses in total were 19% of net sales in Fiscal 2004, compared to 20% and 19% in both Fiscal 2003 and Fiscal 2002, respectively. Our AMO accounted for $2,705 of this total in Fiscal 2004 versus $1,301 of this total in Fiscal 2003. Selling, general and administrative expenses in Fiscal 2004 increased $448 when compared to Fiscal 2003. The additional cost is mainly due to $432 from increases in sales related expenses to expand the sales effort and additional legal and professional fees of $130 due to efforts to consummate a new lease of our Boulder facility and to pursue litigation against CMED LLC, its successor, CMED and a related entity, CIVCO Holding, Inc. (see Item 3 — Legal Proceeding). During Fiscal 2003, selling, general and administrative expenses increased by $2,304 when compared to Fiscal 2002, due mainly to the acquisition of our AMO in January 2003, which contributed $2,206 in expenses for the year. In addition, excluding the depreciation related to AMO fixed assets, depreciation costs decreased in Fiscal 2003 as some of our assets, mainly computer software and equipment, were fully depreciated during the year. These reductions were mitigated by increases in advertising, travel and other operational costs.

Research, Development, and Engineering Expenses

      Research, development, and engineering expenses increased $585 in Fiscal 2004, when compared to Fiscal 2003 was due to development work that was performed to advance the Link-It technology. Comparing Fiscal 2003 to Fiscal 2002, costs increased in Fiscal 2003 by $64 or 3%, compared to Fiscal 2002. In Fiscal 2003 and Fiscal 2002, the increases in research, development and engineering expenses resulted from our commitment to maintain our design capabilities to support future programs and continue the development and enhancement of our proprietary products and manufacturing processes. We expect future expenses to decline in this area because of our efforts to bill out more of our engineering efforts to the beneficiaries of this work.

Unusual Charges

      The unusual charges of $1,359 in Fiscal 2004 relate to $894 in legal and professional fees for the special investigation of the activities of Mr. Fant, our former Chief Executive Officer, President and Chairman and $465 in equipment asset impairments in our Microelectronics Operations. Our evaluation of the historical losses from our Microelectronics group created a trigger for further impairment analysis. Our long-lived assets relating to our Microelectronics Operations were valued by an independent third-party valuation firm and resulted in an impairment charge of $465. The unusual charges of $331 in Fiscal 2003 relate to the impairment of equipment. The asset impairment in Fiscal 2003 was triggered by the development of alternative testing that was more efficient than what could be performed by our existing equipment and notification in the same quarter that a large portion of a significant customer program would be moved offshore in the first quarter of Fiscal 2004.

Other Income (Expense), Net

      Other income of $1,505 in Fiscal 2004 improved $2,718 from Fiscal 2003, which reflects an improvement of $1,611 when compared to Fiscal 2002. The Fiscal 2004 increase is due primarily to income related to the cash collected against the outstanding judgment against Mr. Fant of $1,361 and a $472 non-cash gain associated with the prepayment of a promissory note. Other expenses of $1,213 in Fiscal 2003 increased $1,107 from Fiscal 2002. The increase in Fiscal 2003 was due primarily to costs related to the non-cash write off of deferred financing bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit, LLC, and establishment of a reserve of $841 for Mr. Fant’s promissory note and other amounts that were determined to be uncollectible. Net interest expense for Fiscal 2004 increased by $36 from Fiscal 2003 and $19 from Fiscal 2002 as a result of the higher loan balances carried. The effect of the increase in average interest rate for Fiscal 2004 was somewhat offset by the lower average debt of approximately $3,164, and lower average cash balances of approximately $320. The increase in interest expense in Fiscal 2003 was a result of higher average interest and as a result of the higher average debt in Fiscal 2003 of approximately $3603, and lower average cash balances of approximately $389. The approximate average annual interest rate was 11.5%, 9.1%, and 5.7% for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Income Tax Expense (Benefit)

      Management performs an analysis of the realization of the deferred tax asset each fiscal quarter. During Fiscal 2004 we did not recognize income tax benefit or expense compared to an income tax benefit of $21, in Fiscal 2003. During Fiscal 2004, we did not recognize a tax benefit for any of the Company’s losses. Comparing Fiscal 2003 to Fiscal 2002, we recognized a tax benefit of $21 during Fiscal 2003 compared to a tax expense of $1,092 in Fiscal 2002. During Fiscal 2002, we determined that a valuation allowance of $3,420 should be established for all of our deferred tax assets due to the softness in our markets, the results of operations for the fourth quarter, uncertainties about visibility to customer order rates and a general economic decline. An aggregate of $233 of tax valuation allowance was reflected as an adjustment to additional paid-in capital as it represents the tax asset benefit from stock option exercises that are included in our net operating loss carry forwards. The Fiscal 2002 deferred tax expense was partly offset by a federal income tax benefit of $459.

      At the end of Fiscal 2004, we had net operating loss carryforwards expiring at various dates ranging from 2012 through 2024.

FINANCIAL CONDITION

      Our net cash flow used in operating activities for Fiscal 2004 was $3,937 compared to cash flow provided by operating activities of $322 and $1,077 for Fiscal 2003 and Fiscal 2002, respectively. For Fiscal 2004, cash flow from operating activities was used as a result of increases of $1,712 in accounts payable and $137 in accrued liabilities, more than offset by increases in accounts receivable of $485, restricted cash of $481, other assets of $836, and a $2,380 increase in the net loss from $4,629 in Fiscal 2003 to $7,009 in Fiscal 2004. Non-cash items for Fiscal 2004 consist of depreciation and amortization expense of $2,862, the gain on the prepayment of a promissory note of $472 and a $465 impairment of assets in our Microelectronics Operations. The decreases in non-cash expenses were primarily the result of decreased depreciation from the fully depreciated fixed assets. The Fiscal 2004 increase in accounts receivable relates to the large amount of sales of $11,278 for the fourth quarter, while accounts payable balances have been allowed to grow in response to the growth of accounts receivable. The increase in accrued liabilities and other assets is due to the large deferred revenue balance and related costs associated with that revenue. Net cash provided by operating activities totaled $322 and $1,077, respectively, in Fiscal 2003 and Fiscal 2002. This decrease was a result of higher revenue in Fiscal 2002, which caused higher accounts receivable and inventory balances when compared to Fiscal 2003 due to the acquisition of AMO.

      Our net cash flow used in investing activities was $479, $634 and $2,423 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. We spent $827 on capital expenditures and patent costs in Fiscal 2004 compared to $580 in Fiscal 2003. During Fiscal 2002 we spent $2,423 on capital expenditures. We generated $323 in Fiscal 2004 from the sale of technology. The capital expenditures in all three years relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities and quality control systems.

      Our net cash flow generated from financing activities in Fiscal 2004 was $3,810. Our net cash flow used in financing activities in Fiscal 2003 and Fiscal 2002 was $1,254 and $675, respectively. Cash generated from issuance of common stock was $3,374, $53 and $275, respectively, for Fiscal 2004, Fiscal 2003 and Fiscal 2002. During Fiscal 2004, $170 of cash was generated in connection with the collection of officer notes. During

Fiscal 2003, in connection with the purchase of our AMO, we issued a subordinated promissory note to CMED in the principal amount of $2,600. The $1,000 decrease in restricted cash for Fiscal 2003 was used to prepay long-term debt as a result of the December 13, 2002, loan modification. Other issuances of common stock during Fiscal 2004, Fiscal 2003 and Fiscal 2002 were from the exercise of stock options. The majority of other year-to-year changes relate to the borrowings and repayment under our accounts receivable and term loan agreements.

      The result of these activities was a decrease in cash by $606, $1,566 and $2,021 during Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively. At the end of Fiscal 2004 our unrestricted cash balance was $200.

      Accounts receivable average days outstanding were 55 days at August 31, 2004, compared to 46 and 53 days at August 31, 2003 and 2002, respectively. Inventory turns were 5.6, 5.7 and 5.0 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. The increased days outstanding are mainly due to a large proportion of the revenues that were generated in the last month of the year and the continued diversification of the customer base. The inventory turns for Fiscal 2004 and Fiscal 2003 were essentially flat. The decreased days outstanding and improved inventory turns in Fiscal 2003 were primarily due to two large customers that pay in less than 7 days as a part of their terms and the increase in revenue with associated cost of sales in the last quarter of Fiscal 2003 as compared to Fiscal 2002.

      The Company’s current ratio at the end of Fiscal 2004 was 1.3:1 as compared to 1.7:1 and 1.6:1 at the end of Fiscal 2003 and Fiscal 2002, respectively. The decrease in Fiscal 2004 to Fiscal 2003 is due to the relative larger growth in accounts payable versus accounts receivable, increase in the line of credit and the growth in accrued liabilities and other current assets due to the deferral of revenue and the related cost of goods sold. The increase in Fiscal 2003 to Fiscal 2002 is slight and is principally due to increased accounts receivable and inventories offset by increased accounts payable and accrued liabilities due to the acquisition of our AMO.

TERM-DEBT

Long-Term Debt

      During Fiscal 2004 and Fiscal 2003, we have undertaken a number of activities to restructure our term-debt The following is a summary of those transactions:

      We originally issued IDRBs in April 1996 in connection with the construction of a new addition to our manufacturing facility in Victoria, Minnesota, and for the purchase of production equipment. On March 14, 2003, an aggregate of approximately $1,735 of debt proceeds from a subordinated promissory note were used to fund the repayment of principal and interest on the IDRBs. We also used $845 of the proceeds from the subordinated promissory note to retire our capital expenditure notes with LaSalle Business Credit, LLC.

      The subordinated promissory note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the subordinated promissory note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820 and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the subordinated promissory note were modified on May 16, 2003 and subsequently modified on September 12, 2003. On October 15, 2003, we prepaid the subordinated promissory note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered shares of our common stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the subordinated promissory note, we recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 during the first quarter of Fiscal 2004.

      The funds to prepay the subordinated promissory note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements relating to our accounting records and the delivery of our annual financial statements and were likely to be in violation of a third covenant relating to our ability to meet the debt service coverage ratio as of the end of our second quarter ending February 28, 2005. As a result, on December 3, 2004, we entered into a waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., effective as of November 30, 2004, to cure these events of default and to move the initial measurement of our debt service coverage ratio to the second quarter ended February 28, 2006, at which time we must maintain a ration of 1.2 to 1. We obtained additional waivers and amendments on December 29, 2004, to address the actual and potential covenant violations relating to our late filing of this Annual Report on Form 10K and the potential late filing of our 10Q for the first quarter ended November 27, 2004, by providing an extension of time to file under the covenant. Additionally, the waivers and amendments on December 3, 2004, increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.

Short-Term Debt

      On May 29, 2003, we entered into an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. On December 12, 2003, we extended the term of the Credit Agreement to September 1, 2004. On July 1 2004 we extended the term of the Credit Agreement to January 1, 2005. On December 7, 2004, the Company entered into an amendment to the Credit Agreement that extended its term to January 1, 2006, and expanded the capacity up to $4,000. On January 12, 2005, the Credit Agreement was amended to increase borrowing capacity from $4,000 to $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. We have a maximum of $5,000 available under the Credit Agreement, with the actual borrowings based on 80% of eligible accounts receivable as determined by the individual company’s credit worthiness. As of August 31, 2004, there were $1,310 of borrowings under the Credit Agreement. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement was in place, which ended in November 2003. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective interest rate based on our average DSO of 55 days would be 17.9% annualized. During the first quarter of Fiscal 2005, we violated one covenant of the Credit Agreement related to our late filing of this Annual Report on Form 10K and were likely to be in violation of a second covenant related the potential late filing of our 10Q for the first quarter ended November 27, 2004. As a result, on December 29, 2004, we entered into a notice waiver and amendment with Beacon Bank to address the actual and potential covenant violations by providing an extension of time to file our Fiscal 2004 10K and first quarter Fiscal 2005 10Q under the covenant.

FISCAL 2005 LIQUIDITY

      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $7,009, $4,629 and $3,892, respectively, for Fiscal 2004, Fiscal 2003 and Fiscal 2002 and used $3,937 in operating activities in Fiscal 2004.

      We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations. Significant financial restructuring continued during Fiscal 2004, transforming our capital structure to a lower interest rate and less restrictive structure. On October 29, 2003 we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, a Minnesota corporation. These loans provided us with the necessary resources to prepay the CMED subordinated promissory note held by Whitebox (see Note 7 — Long-Term Debt — to our Consolidated Financial Statements). The terms of the new loans originally had an average interest rate of 7.75% and after the waiver and amendments dated November 30, 2004, will have an average interest rate of 8.63% commencing March 1, 2005, as compared to 12.00% for the retired debt. Throughout Fiscal 2004, we recovered approximately $1,748 against the total judgment of $2,255 against our former Chief Executive Officer, President and Chairman (see Note 13 — Notes Receivable and Transactions with Former CEO — to our Consolidated Financial Statements). On February 13, 2004, we sold 1,180,000 shares of our common stock for gross proceeds of $3,540 net of transaction costs of $301 (see Note — 12 Private Placement of Common Stock — to our Consolidated Financial Statements).

      At August 31, 2004, our sources of liquidity consisted of $200 of cash and cash equivalents, $481 of restricted cash, which restrictions lapse in 2005, and our Credit Agreement, which was due to expire in January 2005. On December 7, 2004, the Credit Agreement was extended to January 1, 2006 and our borrowing capacity was increased from $3,000 to $4,000, subject to availability based on accounts receivable. On January 12, 2005, the Credit Agreement was amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. There was $1,310 outstanding debt under the Credit Agreement at August 31, 2004, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. We have taken various actions operationally in an effort to substantially reduce our losses or to return to profitability in Fiscal 2005 including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings long with our efforts to reduce the cost of our Boulder facility by subletting of the vacant space. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year. In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of non-strategic employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. These covenant violations and debt amendments are fully described under the caption “Term-Debt”. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning the second quarter ended February 28, 2006.

      During Fiscal 2005, we intend to spend approximately $900 for manufacturing equipment, extension of the SAP Software Solution to our AMO, and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital fund for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

      Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we will meet our operational working capital and investment requirements for the next 12 months.

CONTRACTUAL OBLIGATIONS

      Our contractual obligations at August 31, 2004, as adjusted for the revision to our Boulder facility lease on October 1, 2004, are summarized in the following table:

	Payments due by Period

		Less than	1-3	3-5	More than
	Total	1 Years	Years	Years	5 Year

Long-term debt obligations	$2,236	$403	$713	$131	$989
Contractual obligations	80	80	—	—	—
Operating lease obligations	26,099	1,723	3,148	3,028	18,200

Total contractual obligations	$28,415	$2,206	$3,861	3,159	$19,189

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

      The forward-looking statements included in this Annual Report on Form 10-K are based on current assumptions that we will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within our markets will not change materially or adversely, that we will continue to identify and satisfy customer needs for products and services, that we will be able to retain and hire key personnel, that our equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that can materially affect results. We operate in a volatile segment of high technology markets and applications that are subject to rapid change and technical obsolescence.

      Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

      Failure to comply with our debt covenants may require us to immediately repay our outstanding balances and/or may affect our ability to borrow funds in the future, either of which may adversely affect our future operating results. At various times over the past four years we have not been in compliance with our debt covenants. In Fiscal 2001 and Fiscal 2002, we violated certain covenants relating to our borrowings from LaSalle Business Credit, LLC. During the first quarter of Fiscal 2005, we violated certain covenants included in our term loan agreements with Commerce Bank and Commerce Financial Group relating to our accounting records and the delivery of our annual financial statements. As a result, on December 3, 2004, we entered into a waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., effective as of November 30, 2004, to cure these events of default and to move the initial measurement of our debt service coverage ratio to the second quarter ended February 28, 2006, at which time we must maintain a ration of 1.2 to 1. We obtained additional waivers and amendments on December 29, 2004, to address the actual and potential covenant violations relating to our late filing of this Annual Report on Form 10K and the potential late filing of our 10Q for the first quarter ended November 27, 2004, by providing an extension of time to file under the covenant. See the section entitled “Term Debt” in Item 7 of this Annual Report on Form 10-K for a more detailed discussion regarding such waivers and amendments. In connection with such waivers and amendments, we were required to increase the borrowing rate on our borrowings under such term loan agreements. Failure to meet our debt covenants in the future may require us to:

•	Further increase borrowing rates;

•	Incur amendment fees;

•	Incur additional restrictions on our ability to borrow additional funds;

•	Immediately repay our outstanding balances; and/or

•	Find a new lender, which may cause us to incur costs in connection with such new lending relationship.

      Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds in the future or adversely affect future operating results.

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

      If we are not able to establish an effective control environment in Fiscal 2005, we will not comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest as to the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for Fiscal 2005. During the audits of our consolidated financial statements for each of Fiscal 2003 and Fiscal 2004, we were cited by our independent registered public accounting firm for material weakness and reportable conditions in our internal controls. See Items 9 and 9A of this Annual Report on Form 10-K for more detailed discussions regarding these reportable conditions and material weaknesses. Under applicable SEC rules and regulations, management may not conclude that a company’s internal control over financial reporting is effective if there are one or more material weaknesses in the company’s internal control over financial reporting. We are in the process of implementing changes to our internal controls to correct such reportable conditions and materials weaknesses to establish an effective control environment as described in Items 9 and 9A of this Annual Report on Form 10-K.

      Further, as a result of KPMG’s decision not to stand for re-election as our independent registered public accounting firm for Fiscal 2005, we will be engaging a new independent registered public accounting firm.

      As a result of these events, we cannot provide any assurance that we will timely complete the evaluation of our internal controls, including implementation of the necessary improvements to our internal controls, or that even if we do complete this evaluation and make such improvements, we do so in time to permit our new independent registered public accounting firm to test our controls and complete their attestation procedures in a manner that will allow us to comply with the applicable SEC rules and regulations relating to internal controls over financial reporting by the filing deadline for our Annual Report on Form 10-K for Fiscal 2005.

      If we are unable to effectively initiate and manage multiple new programs simultaneously at our Microelectronics Operations, our operating results and business condition may be impaired. In Fiscal 2004, a number of new programs were initiated simultaneously with the operating results being negatively impacted. This results in unsatisfied orders and unfulfilled backlog. These operational issues have persisted throughout Fiscal 2004. We may not be able to successfully implement numerous programs at the same time at our Microelectronics Operations. The inability to effectively initiate these programs could impair our revenue opportunity and significantly impact our liquidity. The resolution of these production issues could take longer than anticipated which would impact our relationships with our customers, cause continuing operating losses and negatively impact the strength of our balance sheet.

      If we are unable to integrate, operate and manage our Advanced Medical Operations, our operating results and business condition may be reduced. On January 24, 2003, we acquired our Advanced Medical Operations from CMED. While our AMO have been managed by us for the past twenty-two months efforts still continue to integrate its business activities into the Company. Plans are underway to integrate common operating system platforms, further consolidate duplicative activities and fill the sales pipeline. We may not be able to successfully and profitably integrate, operate, maintain and manage our AMO in a competitive environment. In addition, we may not be able to integrate the newly hired employees and operational issues may arise as a result of a lack of integration or our lack of familiarity with issues specific to this operation. Further, certain of our assumptions relating to the timing of the integration and the use of the leased Boulder facility, may not prove to be accurate, causing increased costs at this facility. The inability to integrate the operations could impair our combined revenue opportunity and reduce the return on the assets purchased. The consolidated integration technology could take longer than anticipated, limiting the speed of the business combination, not allowing costs to be removed as quickly as originally forecasted.

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

      Our customer base is highly concentrated and the loss of a key customer may reduce our operating results and financial condition. Our customer base is highly concentrated. In Fiscal 2004, Fiscal 2003, and Fiscal 2002, our three largest customers, Siemens, Inc., Sonic Innovations, Inc., and GE Medical Systems, in the aggregate accounted for 8%, 2%, and 17%, respectively, of net sales. Each of these customers has multiple programs in production with us. Although we are reducing this concentration, we expect that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue, no one customer at 10% or greater revenue and no one program at 25% or greater.

      As our customer base becomes more diversified it may reduce our ability to effectively manage all of our customer relationships. While our customer base is currently highly concentrated, we are working for diversification such that no one program is at 10% or greater of net sales and no one customer is at 25% or greater of net sales. New customers and programs can have a significant ramp up effort associated with getting the product ready for delivery. The efforts associated with managing a more diversified customer base and projects could prove to be more difficult than previously thought and could result in loss of customers and/or revenues.

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

      If we fail to properly anticipate the market for new products and service we may lose revenue. Even if we are able to successfully identify, develop and manufacture as well as introduce new products and services, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results and financial condition could be materially adversely affected. The following factors could affect the success of our products and services in the microelectronic and other marketplaces:

•	the failure to adequately equip our manufacturing plant in anticipation of increasing business;

•	the failure of our design team to develop products in a timely manner to satisfy our present and potential customers; and

•	our limited experience in specific market segments in marketing our products and services, specifically in the telecom market.

      Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control, which may cause our stock price to decline. We have experienced substantial fluctuations in our annual and quarterly operating results, and such fluctuations may continue in future periods. Our operating results are affected by a number of factors, many of which are beyond our control, including the following:

•	we may manufacture products that are custom designed and assembled for a specific customer’s requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all;

•	we may incur significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which we attempt to seek reimbursement from the customer;

•	we may experience fluctuations and inefficiencies in managing inventories, fixed assets, components and labor, in the degree of automation used in the assembly process, in the costs of materials, and the mix of materials, labor, manufacturing, and overhead costs;

•	we may experience unforeseen design or manufacturing problems, price competition or functional competition (other means of accomplishing the same or similar packaging end result);

•	we may be unable to pass on cost overruns;

•	we may not be unable to gain the benefits expected out of “lean-flow” manufacturing at our Victoria, Minnesota facility;

•	we may not have control over the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided; and

•	we may experience variance in the amount and timing of orders placed by a customer due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product

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

      We are dependent on a single market and adverse trends in that market may reduce our revenues. During the past several years, we have been significantly dependent on a single market. In Fiscal 2004, Fiscal 2003, and Fiscal 2002, 84%, 82%, and 76%, respectively, of our net sales came from the medical/hearing market. This markets is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these market trends to the extent that they reduce our revenues. In particular, if manufacturers in the medical/hearing market develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected. A significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

      In certain circumstances, our customers are permitted to cancel their orders, change production quantities, delay production and terminate their contracts and any such event or series of events may adversely affect our gross margins and operating results. We, as a medical/hearing device development and manufacturing service provider, must provide product output that matches the needs of their customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers’ businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.

      Inventory risk and production delay may adversely affect our financial performance. Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. We bear varying amounts of inventory risk in providing services in this manner. In manufacturing operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. While many of our customer agreements include provisions that require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers. Our medical/hearing device manufacturing customers continue to experience fluctuating demand for their products, and in response they may ask us to reduce or delay production. If we delay production, our financial performance may be adversely affected.

      We may lose business and revenues if we fail to successfully compete for our customers business. We face competition from the internal operations of our current and potential OEM customers’ and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a competitive advantage over us with respect to high-volume production. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.

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

      The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/ EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock. As of December 27, 2004, we had options outstanding to acquire 1,446,100 shares of our common stock, exercisable at prices ranging from $1.280 to $20.375 per share, with a weighted average exercise price of approximately $5.045 per share. During the terms of these options, the holders will have the opportunity to profit from either an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

      The market price of our common stock may be reduced by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 13, 2004, these shares consist of:

•	771,303 shares beneficially owned by our executive officers and directors; and

•	approximately 1,918,400 shares issuable to option and warrant holders.

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

      Our Amended and Restated Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders. Our Amended and Restated Articles of Incorporation authorize our Board of Directors to issue up to 11,000,000 shares of common stock and 4,000,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Undesignated stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could affect the rights of the holders of our common stock and reduce the value of our common stock. The issuance of preferred stock could also prevent a potential takeover because the terms of any issued preferred stock may require the approval of the holders of the outstanding shares of preferred stock in order to consummate a merger, reorganization or sale of substantially all of our assets or other extraordinary corporate transaction.

      Our Amended and Restated Articles of Incorporation provide for a classified Board of Directors with staggered, three-year terms. Our Amended and Restated Articles of Incorporation also require the affirmative vote of a supermajority (80%) of the voting power for the following matters:

•	to approve the merger or consolidation of HEI or any subsidiary with or into any person that directly or indirectly beneficially owns, or owned at any time in the preceding 12 months, five percent or more of the outstanding shares of our stock entitled to vote in elections of directors (a “Related Person”);

•	to authorize the sale of substantially all of our assets to a Related Person;

•	to authorize the issuance of any of our voting securities in exchange or payment for the securities or assets of any Related Person, if such authorization is otherwise required by law or any agreement;

•	to adopt any plan for the dissolution of HEI; and

•	to adopt any amendment, change or repeal of certain articles of the Amended and Restated Articles of Incorporation, including the articles that establish the authority of the Board of Directors, the supermajority voting requirements and the classified Board of Directors.

      These provisions may have the effect of deterring a potential takeover or delaying changes in control or our management.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Market Risk

      We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

      We are exposed to a floating interest rate risk from our term credit facilities with Commerce Bank, a Minnesota state banking association and Commercial Financial Group, Inc., a Minnesota corporation. We obtained two separate loans in the aggregate amount of $2,350. The first note, with Commerce Bank, in the amount of $1,200, was executed on October 14, 2003. This note has a floating interest rate. The term of the first note is six years with interest rate at a nominal rate of 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest are based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The term of the second note is four years, with a fixed interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003. In waiver and amendments between us and each of Commerce Bank and Commerce Financial Group, Inc., dated November 30, 2004, the interest rate for both debt instruments were modified. The interest rate on the note with Commerce Bank has been adjusted from 6.5% to 7.5% effective March 1, 2005, and the interest rate on the note with Commerce Financial Group, Inc. has been adjusted from 8.975% to 9.975% effective March 1, 2005. A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

Item 8.	Financial Statements and Supplementary Data.

      Our financial statements as of August 31, 2004 and 2003, and for each of the years in the three-year period ended August 31, 2004, together with the Reports of our Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on the pages indicated below.

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$200	$806
Restricted cash	481	—
Accounts receivable, net of allowance for doubtful accounts of $121 and $92, respectively	6,770	6,314
Inventories	6,787	6,864
Other current assets	1,221	380

Total current assets	15,459	14,364

Property and equipment:
Land	216	216
Building and improvements	4,323	4,316
Fixtures and equipment	21,432	21,137
Accumulated depreciation	(18,580)	(15,769)

Net property and equipment	7,391	9,900

Developed technology, less accumulated amortization of $231 and $111, respectively	185	341
Security deposit	1,580	1,580
Other long-term assets	497	318

Total assets	$25,112	$26,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,310	$490
Current maturities of long-term debt	403	397
Accounts payable	5,663	3,951
Accrued liabilities	4,669	3,798

Total current liabilities	12,045	8,636

Other long-term liabilities, less current maturities	1,277	2,121
Long-term debt, less current maturities	1,833	2,555

Total other long-term liabilities, less current maturities	3,110	4,676

Total liabilities	15,155	13,312

Shareholders’ equity:
Undesignated stock; 4,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 11,000,000 shares authorized; 8,357,000 and 7,046,000 shares issued and outstanding	418	352
Paid-in capital	22,426	18,951
Accumulated deficit	(12,452)	(5,443)
Notes receivable	(435)	(669)

Total shareholders’ equity	9,957	13,191

Total liabilities and shareholders’ equity	$25,112	$26,503

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,

	2004	2003	2002

	(In thousands, except share
	and per share data)
Net sales	$43,320	$38,440	$28,532
Cost of sales	39,197	31,327	23,375

Gross profit	4,123	7,113	5,157

Operating expenses:
Selling, general and administrative	8,113	7,639	5,335
Research, development and engineering	3,165	2,580	2,516
Asset impairment charges	465	331	—
Costs related to investigation	894	—	—

Operating loss	(8,514)	(3,437)	(2,694)

Former officer note and other receivables write off	—	(841)	—
Bank fees	—	(181)	—
Gain on prepayment of promissory note	472	—	—
Litigation recovery	1,361	—	—
Interest expense	(364)	(328)	(345)
Other income (expense), net	36	137	239

Loss before income taxes	(7,009)	(4,650)	(2,800)
Income tax expense (benefit)	—	(21)	1,092

Net loss	$(7,009)	$(4,629)	$(3,892)

Net loss per common share
Basic	$(0.90)	$(0.70)	$(0.65)
Diluted	$(0.90)	$(0.70)	$(0.65)

Weighted average common shares outstanding
Basic	7,745,000	6,629,000	5,992,000
Diluted	7,745,000	6,629,000	5,992,000

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained
	Common		Additional	Earnings
	Stock Shares	Common	Paid-In	(accumulated	Notes	Total
	Outstanding	Stock	Capital	deficit)	Receivable	Equity

	(In thousands)

	(In thousands, except share data)
Balance, August 31, 2001	5,957,000	$298	$16,310	$3,078	$(1,266)	$18,420
Net loss	—	—	—	(3,892)	—	(3,892)
Tax valuation allowance adjustments	—	—	(233)	—	—	(233)
Issuance of common shares under stock benefit plans and option plans	55,000	3	272	—	—	275

Balance, August 31, 2002	6,012,000	301	16,349	(814)	(1,266)	14,570

Net loss	—	—	—	(4,629)	—	(4,629)
Note receivable write off	—	—	—	—	587	587
Payments on officers loans	—	—	—	—	10	10
Issuance of common shares — CMED	1,000,000	50	2,550	—	—	2,600
Issuance of common shares under stock benefit plans and option plans	34,000	1	52	—	—	53

Balance, August 31, 2003	7,046,000	352	18,951	(5,443)	(669)	13,191

Net loss	—	—	—	(7,009)	—	(7,009)
Note receivable write off	—	—	—	—	64	64
Payments on officers loans	—	—	—	—	170	170
Issuance of common shares in lieu of interest — Whitebox	48,000	3	164	—	—	167
Private equity placement	1,180,000	59	3,180	—	—	3,239
Issuance of common shares under stock benefit plans and option plans	83,000	4	131	—	—	135

Balance, August 31, 2004	8,357,000	$418	$22,426	$(12,452)	$(435)	$9,957

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,

	2004	2003	2002

	(In thousands)
Cash flow from operating activities:
Net loss	$(7,009)	$(4,629)	$(3,892)
Depreciation and amortization	2,862	3,295	2,909
Accounts receivable allowance	29	7	(186)
Reserve for note receivable from former officers	64	597	—
Asset impairment charges	465	331	—
Deferred income tax expense	—	—	1,609
Gain on prepayment of promissory note	(472)	—	—
Loss on disposal of property and equipment and other	—	69	—
Changes in operating assets and liabilities, net of impacts of acquisition:
Restricted cash related to deferred litigation recovery	(481)	—	—
Accounts receivable	(485)	(2,488)	1,270
Inventories	77	581	257
Other current assets	(836)	(81)	(110)
Accounts payable	1,712	2,136	(97)
Accrued liabilities	137	504	(683)

Net cash flow provided by (used in) operating activities	(3,937)	322	1,077

Cash flow from investing activities:
Additions to property and equipment	(743)	(442)	(2,291)
Proceeds from the sale of assets	25	—	—
Additions to patents	(84)	(138)	(132)
AMO acquisition costs paid	—	(1,486)	—
Cash acquired from CMED	—	1,215	—
Proceeds from the sale of technology	323	—	—
Other long-term assets	—	217	—

Net cash flow used in investing activities	(479)	(634)	(2,423)

Cash flow from financing activities:
Issuance of common stock under stock plans	135	53	275
Proceeds from private placement	3,239	—	—
Officer note repayment	170	—	—
Proceeds from long-term debt	2,282	2,804	—
Repayments of long-term debt	(2,784)	(3,906)	(1,499)
Deferred financing fees	(48)	(106)	(30)
Decrease (increase) in restricted cash	—	1,000	(1,000)
Net borrowings on (repayments of) line of credit	820	(1,099)	1,579

Net cash flow provided by (used in) financing activities	3,810	(1,254)	(675)

Net decrease in cash and cash equivalents	(606)	(1,566)	(2,021)
Cash and cash equivalents, beginning of year	806	2,372	4,393

Cash and cash equivalents, end of year	$200	$806	$2,372

Supplemental disclosures of cash flow information:
Interest paid	$364	$328	$395
Income taxes paid (received)	6	(21)	(351)

Supplemental disclosures of non-cash financing and investing activities:
In 2004, the Company issued common shares for repayment of Whitebox interest payable valued at $167.
In 2004, the Company acquired fixed assets under capital leases at $34.
In connection with the acquisition of AMO, the Company issued one million shares of its common stock, valued at $2.9 million.

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

Note 1

Overview

      HEI, Inc. and subsidiaries are referred to herein as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. All dollar amounts are in thousands of US dollars except for per share amounts. We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to our customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment markets. We provide these services and solutions on a global basis through four integrated facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. We leverage our various technology platforms to provide bundled solutions to the markets served. Our current focus is on managing costs and integration of our business operating units.

Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

      Revenue Recognition. Revenue for manufacturing and assembly contracts is recognized upon shipment when the risk and rewards of ownership have passed to the customer without special acceptance protocols or payment contingencies. We have a number of customer arrangements in which we retain ownership of inventory until customer receipt or customer acceptance, and in one instance until the customer pulls inventory into production at its offshore facility. Revenue is deferred for these arrangements until the risks and rewards of ownership pass to the customer upon receipt or acceptance. Our Advanced Medical Operations (“AMO”) provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

      AMO’s development contracts are discrete time and materials projects that generally do not involve separate deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method, as the term of the arrangement is short-term, or using the percentage of completion method for longer-term contracts.

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

      Impairment of Long-lived and Intangible Assets. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. The Company assesses the impairment of its manufacturing equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	Significant negative market or economic trends; and

•	Significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value;

      Based on the Company’s evaluation the historical losses for the assets in the Microelectronics group created a trigger for further analysis. During Fiscal 2004 and 2003, we recorded asset impairment charges of $465 and $331, respectively. Asset impairment evaluations are by nature highly subjective.

      Research, Development and Engineering. The Company expenses all engineering and development costs as incurred.

      Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Stock-based Compensation. We apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation, our net loss per share would have increased to the pro forma amounts indicated below:

	Fiscal Years Ended August 31,

	2004	2003	2002

Net loss as reported	$(7,009)	$(4,629)	$(3,892)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation (expense determined under fair value based method for all awards)	(1,940)	(2,170)	(2,197)

Net loss pro forma	$(8,949)	$(6,799)	$(6,089)

Basic and diluted net loss per share as reported	$(0.90)	$(0.70)	$(0.65)
Stock-based compensation expense	$(0.26)	$(0.33)	$(0.37)

Basic and diluted net loss per share pro forma	$(1.16)	$(1.03)	$(1.02)

      Customer Deposits. Customer deposits result from cash received in advance of manufacturing services being performed.

      Net Loss Per Common Share. Basic earnings loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding assuming the exercise of dilutive stock options and warrants. The dilutive effect of the stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, options and warrants are antidilutive and are thus excluded from the calculation.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain amounts reported in the prior years have been reclassified to conform to the current year presentation.

      Recent Accounting Pronouncements. In November 2002, Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing of revenue recognition for sales undertaking to deliver more that one product or service. The Company was required to adopt EITF Issue 00-21 on transactions occurring after September 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements for the fiscal year ending August 31, 2004.

      On May 15, 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on October 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

      On November 24, 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. The statement amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We are required to adopt this statement in Fiscal 2006. We have not quantified the potential effect of adopting this statement.

      On December 16, 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” was issued. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We are required to adopt this statement in Fiscal 2006. We have not quantified the potential effect of adopting this statement.

Note 2

Liquidity

      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $7,009, $4,629 and $3,892, respectively, for Fiscal 2004, Fiscal 2003 and Fiscal 2002 and used $3,937 in operating activities in Fiscal 2004.

      We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations. Significant financial restructuring continued during Fiscal 2004, transforming our capital structure to a lower interest rate and less restrictive structure. On October 29, 2003 we completed the funding of two separate loans in the aggregate amount of $2,350 under new Term Credit Facilities with Commerce Bank, a Minnesota state banking corporation, and its affiliate, Commerce Financial Group, a Minnesota corporation. These loans provided us with the necessary resources to prepay the CMED subordinated promissory note held by Whitebox (see Note 7 — Long-Term Debt — to our Consolidated Financial Statements). The terms of the new loans originally had an average interest rate of 7.75% and after the waiver and amendments dated November 30, 2004, will have an average interest rate of 8.63% commencing March 1, 2005, as compared to 12.00% for the retired debt. Throughout Fiscal 2004, we recovered approximately $1,748 against the total judgment of $2,255 against our former Chief Executive Officer, President and Chairman (see Note 13 — Notes Receivable and Transactions with Former CEO — to our Consolidated Financial Statements). On February 13, 2004, we sold 1,180,000 shares of our

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for gross proceeds of $3,540 net of transaction costs of $301 (see Note — 12 Private Placement of Common Stock — to our Consolidated Financial Statements).

      At August 31, 2004, our sources of liquidity consisted of $200 of cash and cash equivalents, $481 of restricted cash, which restrictions lapse in 2005, and our Credit Agreement, which was due to expire in January 2005. On December 7, 2004, the Credit Agreement was extended to January 1, 2006 and our borrowing capacity was increased from $3,000 to $4,000, subject to availability based on accounts receivable. On January 12, 2005, the Credit Agreement was amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. There was $1,310 outstanding debt under the Credit Agreement at August 31, 2004, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. We have taken various actions operationally in an effort to substantially reduce our losses or to return to profitability in Fiscal 2005 including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings long with our efforts to reduce the cost of our Boulder facility by subletting of the vacant space. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year. In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of non-strategic employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. These covenant violations and debt amendments are fully described under the caption “Term-Debt”. We do not forsee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning the second quarter ended February 28, 2006.

      During Fiscal 2005, we intend to spend approximately $900 for manufacturing equipment, extension of the SAP Software Solution to our AMO, and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital fund for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

      Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we will meet our operational working capital and investment requirements for the next 12 months.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3

Other Financial Statement Data

      The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2004 and 2003:

	August 31

	2004	2003

Inventories:
Purchased parts	$4,673	$4,297
Work in process	789	958
Finished goods	1,325	1,609

	$6,787	$6,864

Accrued liabilities:
Employee related costs	$1,474	$1,085
Deferred revenue	804	498
Contractual manufacturing obligations	—	498
Customer deposits	418	371
Current maturities of long-term liabilities	805	741
Interest	—	156
Warranty reserve	139	122
Other accrued liabilities	1,029	825

	$4,669	$3,798

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,471	$2,183
Unfavorable operating lease, net (see Note 17)	611	610
Other non-current liabilities	—	69

Total	$2,082	$2,862
Less current maturities	805	741

Total other long-term liabilities	$1,277	$2,121

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4

Warranty Obligations

      Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on an estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s product warranty accrual for each of the fiscal years in the three-year period ending August 31, 2004:

	Balance at			Balance at
	Beginning of Year	Provisions	Claims	End of Year

Fiscal 2004	$122	$133	$116	$139
Fiscal 2003	200	168	246	122
Fiscal 2002	40	275	115	200

Note 5

Asset Impairment Charges

      Based on our evaluation the historical losses for the assets in our Microelectronics group created a trigger for further analysis. Our long-lived assets relating to our Microelectronics Operations were valued by an independent third party in order to further evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets”. The independent valuation firm’s appraisal resulted in an impairment charge of $465 in Fiscal 2004. The asset impairment charges of $331 in Fiscal 2003, relate to the impairment of equipment. The Fiscal 2003 asset impairment was triggered in the fourth quarter of Fiscal 2003, by the development of alternative testing that was more efficient than what could be performed by our existing equipment and notification in the same quarter that a large portion of a significant customer program would be moved offshore in the first quarter of Fiscal 2004.

Note 6

Acquisition

      On January 24, 2003, we acquired certain assets and assumed certain liabilities of CMED’s Colorado operations (a business unit of CMED or our AMO) in a business combination accounted for as a purchase. In exchange for certain assets of our AMO, we issued one million shares of our common stock, and assumed approximately $1,364 of liabilities related to our AMO, as well as an operating lease and other contractual commitments. Our consolidated financial statements include the results of our AMO since January 24, 2003. Our purposes for acquiring our AMO were to immediately gain access to the more stable medical sector, to consolidate marketing and sales efforts, and to expand our resources to become more full service or “one stop shop” to our customers and target markets. The design, development and manufacturing capabilities for medical devices at our AMO, coupled with our microelectronic design, development and manufacturing, improves our offerings to the market to retain and gain customers.

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

      Amortization expense for developed technology for the fiscal year ended August 31, 2004 and 2003, was $120 and $111, respectively. Amortization expense is estimated to be $137 during our fiscal year ending August 31, 2005, $63 during our fiscal year ending August 31, 2006 and $4 thereafter.

      The purchase allocation included an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space for which we are in the process of reviewing alternative uses since we do not intend to occupy. We have entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley has been engaged to assist us in reducing our occupancy costs at this facility by representing us in negotiations in the sub-leasing of the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. We are currently in negotiations for the subleasing of the additional 50,000 square feet. The carrying value of long-lived assets was reduced by a net of $3,914 by the allocation of negative goodwill.

      On October 31, 2003, we entered into an agreement with MKS Instruments, Inc. (the “MKS Agreement”), wherein MKS Instruments, Inc. purchased our solid state radio frequency power amplifier technology. This technology focused on Tesla 1.5 magnetic resonance imaging (“MRI”) applications but could be scaled for use in other MRI equipment. The value of the transaction was $423. The first two milestone payments totaling $323 were paid by wire transfer on October 31, 2003. The remaining $100 of

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue was billed on May 31, 2004 based on our satisfaction the terms as set forth in the MKS Agreement with the payment being received shortly thereafter. The engineering development services were completed on May 31, 2004. The MKS Agreement contains a non-compete clause restricting us from developing and selling competing solid state amplifiers in the MRI market for a period of two years. This non-compete clause does not restrict us from fulfilling our traditional role as a contract manufacturer of third party solid state MRI amplifiers.

      On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “BD Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400. Such amount will be paid in five installments of $80, of which the initial four were paid on November 17, 2003, February 20, 2004, April 21, 2004 and July 26, 2004 and the remainder of which was paid on August 25, 2004. Except for cash flow, the BD Settlement Agreement did not impact our results of operations as we had established a full reserve in the purchase accounting adjustments for this matter. Our dispute was based on certain equipment that was shipped to BD prior to the acquisition of our AMO that did not meet the customer’s acceptance criteria.

      The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal years ended August 31, 2003 and 2002, as if the acquisition of our AMO took place on October 1, 2001:

	Fiscal Years Ended
	August 31,

	2003	2002

Net sales	$54,710	$74,804
Net loss	(6,096)	(13,180)

Net loss per share	$(0.31)	$(0.69)

      As our AMO had a June 30 year-end and the Company has an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for the Company and our AMO. The twelve-month 2003 and 2002 pro forma information includes unaudited results of operations for the twelve-month periods ended August 31, 2003 and 2002, respectively, for the Company and unaudited results of operations for the twelve-month periods ended June 30, 2003 and 2002, for our AMO, respectively.

      The unaudited pro forma amounts have been derived by applying pro forma adjustments to the historical consolidated financial information of the Company and our AMO. The unaudited pro-forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the acquisition occurred at the beginning of the period presented or the results which might occur in the future.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7

Long-Term Debt

      Long-term debt consists of the following:

	Fiscal Year Ended
	August 31

	2004	2003

Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; secured by our Victoria facility	$1,174	$—
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; secured by our Victoria facility and equipment located at our Tempe facility	916	—
Subordinated Promissory Note, paid in full in 2004	—	2,740
Capital lease obligation; secured with machinery and equipment	34	—
Commercial loans payable in fixed monthly installments of $1 through May 2009; secured with certain machinery and equipment	33	—
Commercial loans payable in fixed monthly installments of $12 through July 2005; secured with certain machinery and equipment	79	162
Commercial loans payable in fixed monthly installments of $4 through May 2004; secured with certain machinery and equipment	—	50

Total	2,236	2,952
Less current maturities	403	397

Total long-term debt	$1,833	$2,555

During our fiscal years ended August 31, 2004 and 2003, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:

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

The Subordinated Promissory Note was funded by CMED at the time of our AMO acquisition in January 2003. On May 8, 2003 the Subordinated Promissory Note was sold by CMED to Whitebox Hedged High Yield Partners (“Whitebox”) for $1,820 and continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 and subsequently modified on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the Subordinated Promissory Note, the Company recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 during the first quarter of Fiscal 2004.

The funds to prepay the subordinated promissory note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements and were likely to be in violation of a third covenant as of the end of our second quarter ending February 28, 2005. As a result, on December 3, 2004, we entered into waiver and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004, and additional waivers and amendments on December 29, 2004, in each case to address the actual and potential covenant violations. Additionally, the waiver and amendments on December 3, 2004 increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.

      Principal maturities of long-term debt at August 31, 2004, are as follows:

Fiscal Years Ending
August 31,

2005	$403
2006	341
2007	372
2008	81
2009	50
Thereafter	989

$2,236

Note 8

Line of Credit

      On May 29, 2003, we entered into an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota for a period of twelve months. On December 7, 2004, the Company extended the Credit Agreement to January 1, 2006 and had the maximum amount of credit increased to $4,000. On January 12, 2005, the Credit Agreement was amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At year end we had a maximum of $3,000 available under the Credit Agreement, with the actual borrowings based on 80% of eligible accounts receivable. The balance on the line of credit was $1,310 and $490 as of August 31, 2004 and 2003, respectively. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective interest rate based on our average DSO of 56 days would be 17.9% annualized. During the first quarter of Fiscal 2005, we violated one covenant of the Credit Agreement and were likely to be in violation of a second covenant. As a result, on December 29, 2004, we entered into waivers and amendments with Beacon Bank to address the actual and potential covenant violations.

Note 9

Income Taxes

      Income tax expense (benefit) for the fiscal years ended August 31, 2004, 2003 and 2002 consisted of the following:

	Fiscal Year Ended August 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$(21)	$(459)
State	—	—	(58)
Deferred	—	—	1,609

Income tax expense (benefit)	$—	$(21)	$1,092

      Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	Fiscal Year Ended August 31,

	2004	2003	2002

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate (net of federal tax effect)	—	—	6.2
Reversal of reserve for contingencies	—	—	(14.0)
Change in valuation allowance	34.0	33.0	77.5
Other	—	1.1	3.3

Effective tax rate	—%	(0.1)%	39.0%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2004 and 2003 are as follows:

	August 31

	2004	2003

	(In thousands)
Deferred tax assets (current):
Receivables	$32	$34
Inventories	524	340
Accrued liabilities	258	129

	814	503

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31

	2004	2003

	(In thousands)
Deferred tax assets (long-term):
Net operating loss carry-forward	6,961	5,546
Capital loss carry-forward	235	286
Licensing agreement reserve	196	196
Other	293	16

Gross deferred tax assets (long-term)	7,685	6,044

Less: Deferred tax assets valuation allowance	(7,642)	(5,405)
Net deferred tax assets (long-term)	43	639

Deferred tax liabilities (long-term):
Property and equipment	(795)	(1,040)
Patents	(62)	(102)

Net deferred tax asset	$—	$—

      The Company has a federal net operating loss carry-forward at August 31, 2004, of approximately $17,898, which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2012 through 2024. Under the Tax Reform Act of 1986, the utilization of this tax loss carry-forward may be limited as a result of significant changes in ownership. In addition, the Company has a capital loss carry-forward of $691 which is available to offset any future capital gains. If not used, this carry-forward will expire in 2007.

      The valuation allowance for deferred tax assets as of August 31, 2004, was $7,642 and as of August 31, 2003, was $5,405. The total valuation allowance for the fiscal years ended August 31, 2004 and 2003, increased by $2,237 and $1,985, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Note 10

Stock Benefit Plans

      1998 Plan. Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 1,650,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2004, the number of shares available for grant was 375,325.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During our fiscal years ended August 31, 2004, 2003, and 2002, 83,314, 34,035 and 20,271 shares at prices of $1.62, $1.59 and $5.12, respectively, were purchased under the 1989 Plan in connection with the employee stock purchase plan. At August 31, 2004, the number of shares available for grant was 67,727.

      Directors’ Plan. During Fiscal 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors (the “Director’s Plan”). Under the Director’s Plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective each year upon adjournment of the annual shareholders’ meeting at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares, in the aggregate, were granted annually to three non-employee directors at $3.40, $2.16 and $5.95, during our fiscal years ended August 31, 2004, 2003 and 2002, respectively. At August 31, 2004, there were no shares available for grant. An additional option to purchase 10,000 shares were granted to a non-employee director at $3.40 during our fiscal year ended August 31, 2004, from the 1998 Plan as the Director’s Plan did not have shares remaining to grant.

      Change of Control. Under the terms and conditions of the Company’s 1989 Plan and the Director’s Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a vesting of all unexercised stock options.

      Summary of Activity. The following is a summary of all activity involving the above stock option plans:

		Weighted Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 2001	1,105,726	$10.523

Granted	528,471	6.529
Exercised	(55,296)	4.977
Cancelled	(86,376)	10.446

Balance, August 31, 2002	1,492,525	9.305

Granted	519,035	2.898
Exercised	(34,035)	1.590
Cancelled	(577,925)	9.431

Balance, August 31, 2003	1,399,600	7.020

Granted	577,814	2.771
Exercised	(83,314)	1.620
Cancelled	(448,000)	8.775

Balance, August 31, 2004	1,446,100	5.045

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of August 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted Average
	Number of	Weighted Average	Remaining	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Contractual Life	Options	Exercise Price

$ 1.680-3.180	552.500	$2.23	9.0	231,850	$1.30
$ 3.181-5.99	556,050	4.29	8.0	174,800	5.31
$ 6.00-9.99	107,150	7.50	7.2	51,663	7.33
$10.00-11.99	83,750	10.76	5.5	71,125	10.73
$12.00-14.99	141,650	13.68	6.1	63,675	13.55
$15.00-20.375	5,000	20.38	6.0	1,875	20.37

	1,446,100	$5.045	8.0	594,988	$5.854

      The weighted average grant-date fair value of options granted during our fiscal years ended August 31, 2004, 2003 and 2002, was $1.96, $1.84 and $3.37, respectively. The weighted average fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	Fiscal Years Ended August 31,

	2004	2003	2002

Risk-free interest rates	2.74% to 3.74%	2.31% to 3.52%	3.97% to 4.93%
Expected life	5 to 10 years	7 to 8.5 years	2 to 5 years
Volatility	73%	73%	70%
Expected dividends	None	None	None

      Common Stock. In August 2001, the Company issued 47,500 warrants in connection with a financing transaction. The warrants vested immediately at an exercise price of $8.05 per share of common stock and expire five years from date of grant.

      In February 2004, the Company issued 424,800 warrants in connection the private equity placement. The warrants vested immediately at an exercise price of $3.72 per share and expire five years from date of grant.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11

Net Loss Per Share Computation

      The components of net loss per basic and diluted share are as follows:

	Fiscal Years Ended August 31,

	2004	2003	2002

Basic:
Net loss	$(7,009)	$(4,629)	$(3,892)
Net loss per share	$(0.90)	$(0.70)	$(0.65)
Weighted average number of common shares outstanding	7,745,000	6,629,000	5,922,000
Diluted:
Net loss	$(7,009)	$(4,629)	$(3,892)
Loss per share	$(0.90)	$(0.70)	$(0.65)
Weighted average number of common shares outstanding	7,745,000	6,629,000	5,992,000
Assumed conversion of stock options	—	—	—

Weighted average common and assumed conversion shares	7,745,000	6,629,000	5,992,000

      Approximately 1,918,400, 1,447,100 and 1,540,000 shares under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for our fiscal years ended August 31, 2004, 2003 and 2002, respectively.

Note 12

Private Placement of Common Stock

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

Note 13

Notes Receivable and Transactions with Former CEO

Notes Receivable — Officers and Directors

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Edwin W. Finch, III, our former director, missed a payment of $93 in principal and interest under his promissory note to us, which was due on April 2, 2004. Mr. Finch withheld payment on his note because he claimed that we owed him payments under an employment agreement with him. On October 15, 2004, the parties settled the dispute regarding the employment agreement and the note, and Mr. Finch subsequently satisfied his obligation for the payment he withheld. We recorded a write-off of $64 related to this settlement in Fiscal 2004.

      As of August 31, 2004, the interest due the Company on these notes was $24 and is payable April 2, 2005. As of August 31, 2004, notes receivable of $435 remains outstanding.

Anthony J. Fant Litigation

      On June 30, 2003, we commenced litigation against Mr. Fant, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of August 31, 2004, the total combined judgment against Mr. Fant was approximately $2,255.

      We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold common stock previously held by Mr. Fant, $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we caused to be sold additional common stock previously held by Mr. Fant, $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery was recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which will be recorded as income in the first quarter of Fiscal 2005. As of August 31, 2004, we have collected approximately $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments:		$2,255

Proceeds:
Garnishments		642
Sale of stock — reducing judgments	1,106
Sale of stock — fees paid	94

Total proceeds from sale of stock		1,200

		1,842

Less: proceeds deferred to Fiscal 2005		481

Litigation recoveries		$1,361

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14

Employee Benefit Plans

      The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During our fiscal years ended August 31, 2004, 2003 and 2002, the Company contributed $105, $77 and $45, respectively, to the plan.

Note 15

Commitments

      The Company leases certain office and manufacturing space and equipment under noncancelable operating leases. Rental expense under these leases was approximately $2,045 in Fiscal 2004, $1,367 in Fiscal 2003 and $649 in Fiscal 2002. The operating lease and other contractual commitments, future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year, and reflects the revision to our Boulder facility lease on October 1, 2004 as described in Note 17 as follows:

Minimum Operating
Year Ending August 31,	Lease Commitments

2005	$1,723
2006	1,651
2007	1,497
2008	1,492
2009	1,536
Thereafter	18,200

Total minimum lease payments	$26,099

Note 16

Major Customers, Concentration of Credit Risk and Geographic Data

      The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Fiscal Years Ended
	August 31,

	2004	2003	2002

GE Medical Systems	17%	14%	—
Siemens, Inc.	8%	14%	32%
Sonic Innovations, Inc	2%	17%	32%

Total	27%	45%	64%

      Accounts receivable from these customers represented 8%, 28% and 28%, respectively, of the total accounts receivable at August 31, 2004, 2003 and 2002, respectively.

      The Company generally sells its products to OEMs in the United States and abroad in accordance with supply contracts specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral from its customers.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s continued sales to these customers are often dependent upon the continuance of the customers’ product programs.

      The Company had net sales of $3,279, $5,298, and $9,062, that were shipped to Singapore during its fiscal years ended August 31, 2004, 2003 and 2002, respectively. Total net export sales were $11,346, $10,823 and $11,475, during the Company’s fiscal years ended August 31, 2004, 2003 and 2002, respectively. The majority of the international sales were to multinational companies who instructed HEI to ship products to their offshore assembly facilities. The Company had net sales of $31,974, $27,617, and $17,057, that were shipped to domestically during its fiscal years ended August 31, 2004, 2003 and 2002, respectively.

Note 17

Subsequent Events

      We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. On September 27, 2004, this facility was sold by Eastside Properties, LLC to Titan. On October 1, 2004, we signed a new lease with Titan’s affiliate, Boulder Investor’s LLC, at substantially reduced rental rates. Under the terms of the new lease, $1,350 of our deposit will be refunded to us if after completing four consecutive quarters of positive EBIDTA, as determined in accordance with GAAP and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. As a part of the purchase accounting for the acquisition of our AMO, we had established a $3,110 reserve relating to the future estimated lease payments of our Boulder facility. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. In Fiscal 2003, we entered into an agency agreement with Julien J. Studley, Inc., a national commercial real estate services firm. Julien J. Studley has been engaged to assist us in reducing our occupancy costs at this facility by representing us in negotiations for the sub-leasing of the 50,000 square foot addition, performing tenant representation with our landlord, and assisting us in exploring other options related to our future use of the Boulder facility. As a result of this transaction, we reduced by $578 the reserve related to the approximately 50,000 square feet of unimproved vacant space as of the date of the transaction. The following pro forma condensed balance sheet reflects our assets and liabilities as if this transaction had been consummated on August 31, 2004:

Assets:
Current assets	$15,459
Property and equipment, net	6,813
Other noncurrent assets	2,262

Total assets	$24,534

Liabilities and Shareholders’ Equity
Current liabilities	$11,807
Other long-term liabilities, less current maturities	2,770
Shareholders’ Equity	9,957

Total liabilities and shareholders’ equity	$24,534

Note 18

Segments

      During Fiscal 2003, we reported one segment. In late Fiscal 2004, we reevaluated the criteria for aggregation of our Microelectronics Operations and Advanced Medical Operations and determined that we

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had two segments. The determination to report two segments was the result of the changing economics of the two segments.

      Microelectronics Operations: This segment consists of three facilities — Victoria, Chanbassen, and Tempe — that design, manufacture and sell ultra miniature microelectronic devices and high technology products incorporating these devices.

      Advanced Medical Operations: This segment consists of our Boulder facility that provides design and manufacturing outsourcing of complex electronic and electromechanical medical devices. Our Advanced Medical Operations for Fiscal 2003 includes approximately seven months of the results from these operations since January 24, 2003, when these operations were acquired.

      Segment information for Fiscal 2004 and Fiscal 2003 was as follows:

	Fiscal 2004

	Microelectronics	Advanced Medical
	Operations	Operations	Total

Net sales	$22,748	$20,572	$43,320
Gross profit	158	3,965	4,123
Operating loss	(8,142)	(372)	(8,514)
Total assets	15,846	9,266	25,112

	Fiscal 2003

Net sales	$24,011	$14,429	$38,440
Gross profit	4,052	3,061	7,113
Operating income (loss)	(3,662)	225	(3,437)
Total assets	16,835	9,668	26,503

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors

HEI, Inc.:

      We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

January 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and the Board of Directors

HEI, Inc.:

      Under date of January 12, 2005, we reported on the consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2004, as contained in the annual report on Form 10-K for the fiscal year ended August 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

January 12, 2005

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

      The Company’s registered public accounting firm, KPMG LLP, were engaged to audit the consolidated financial statements of the Company and to issue their report thereon. See the accompanying Report of Independent Registered Public Accounting Firm.

Summary of Quarterly Operating Results

Fiscal Year 2004	First	Second	Third	Fourth

	(Unaudited)

	(In thousands, except per share amounts)
Net sales	$10,916	$9,995	$11,131	$11,278
Gross profit	1,064	451	1,151	1,457
Asset impairment charges	—	—	—	465
Special investigation costs	253	504	94	43
Operating loss	(1,668)	(2,971)	(1,679)	(2,196)
Net loss	(1,253)	(2,969)	(1,029)	(1,758)

Net loss per share
Basic	$(0.18)	$(0.41)	$(0.12)	$(0.21)
Diluted	$(0.18)	$(0.41)	$(0.12)	$(0.21)

Fiscal Year 2003	First	Second	Third	Fourth

	(Unaudited)

	(In thousands, except per share amounts)
Net sales	$5,490	$8,144	$12,517	$12,289
Gross profit	612	846	2,490	3,165
Asset impairment charges	—	—	—	331
Operating loss	(1,140)	(1,358)	(437)	(502)
Net loss	(1,155)	(1,336)	(1,311)	(827)

Net loss per share
Basic	$(0.19)	$(0.21)	$(0.19)	$(0.12)
Diluted	$(0.19)	$(0.21)	$(0.19)	$(0.12)

NOTE:

      The summation of quarterly net loss per share does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      KPMG LLP (“KPMG”) has been serving as our principal accountants. On October 1, 2004, we received verbal notification from representatives of KPMG of their decision not to stand for re-election as our independent registered public accounting firm for Fiscal 2005, and that, as a result, our client-auditor relationship with KPMG will cease upon completion of the audit of our consolidated financial statements for Fiscal 2004, and the filing of our Annual Report on Form 10-K for Fiscal 2004. Prior to receiving the notification from KPMG, the Audit Committee of our Board of Directors had decided to contact several smaller independent public accounting firms to determine their ability and willingness to serve as our independent registered public accounting firm. Our Audit Committee will continue its discussions with such independent registered public accounting firms and will engage a new independent registered public accounting firm as soon as reasonably practicable.

      The reports of KPMG on our consolidated financial statements for each of Fiscal 2004 and Fiscal 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such consolidated financial statements qualified or modified as to uncertainty, audit scope or accounting principles.

      During Fiscal 2004 and Fiscal 2003, and through January 13, 2005, there were (i) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter in connection with their opinion on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that:

•	As previously disclosed in our Annual Report on Form 10-K for Fiscal 2003, KPMG cited a material weakness in its communication to our Audit Committee on December 12, 2003, related to the overriding, by our former President, Chief Executive Officer and Chairman and former Chief Financial Officer, of internal controls relating to the payment of certain expenses not supported by proper documentation. On December 12, 2003, KPMG also communicated to our Audit Committee reportable conditions related to revenue recognition at our Boulder facility, and the lack of substantiation of general ledger account balances and computer-based vendor payment controls.

•	On January 12, 2005, KPMG cited three material weaknesses in its communication to our Audit Committee, relating to (i) the control environment at our Boulder facility and, in particular, the lack of segregation of duties and financial oversight controls, (ii) revenue recognition and (iii) financial reporting. On January 12, 2005, KPMG also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our SAP system.

      Our steps to establish a proper control environment and address our control deficiencies are described under Item 9A of this Annual Report on Form 10-K.

      We have requested KPMG to furnish us with a letter, addressed to the Securities and Exchange Commission, stating whether it agrees with the statements made by us under this Item 9. Attached as Exhibit 16 to this Annual Report on Form 10-K is a copy of KPMG’s letter to the Securities and Exchange Commission dated January 13, 2005.

Item 9A.	Controls and Procedures.

      During the course of their audit of our consolidated financial statements for Fiscal 2004, our independent registered public accounting firm, KPMG, advised management and the Audit Committee of our Board of Directors that they had identified three deficiencies in internal control. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the following: (i) the lack of segregation of duties and financial oversight controls at our Boulder facility, which in aggregate created an ineffective control environment, (ii) several revenue recognition errors that were not discovered during our normal closing procedures, and (iii) financial reporting. On January 12, 2004, KPMG also communicated to our Audit

Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our SAP system.

      Prior to the identification of such deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to establish a proper control environment, including:

•	the replacement of our Controller;

•	implementing the SAP system for all of our financial reporting, including our Boulder facility;

•	adding controls and moving control related functions to our Victoria facility to eliminate opportunities to override controls over cash, accounts receivable and accounts payable;

•	the training of our accounting personnel at a KPMG revenue recognition seminar;

•	providing revenue recognition training for contract administration personnel;

•	adding revenue recognition review and approval control functions;

•	adding staff to accommodate the changes required; and

•	evaluating access controls needed within the SAP system.

      We have discussed our corrective actions and future plans with our Audit Committee and KPMG and, as of the date of this Annual Report on Form 10-K, we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the end of Fiscal 2004 because of the material weaknesses identified above. The material weaknesses did not, however, impact the quality of the financial information provided on a quarterly basis.

      We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations by the filing deadline for our Annual Report on Form 10-K for Fiscal 2005.

      In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information regarding executive officers required by this Item 10 is set forth in Part I of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Directors

      The following is a list of the names and ages of each of our directors as of December 29, 2004, the year in which each such director was first elected, and the year each such director’s current three year term will expire.

		Year First Elected	Expiration of Current
Name and Position	Age	as Director	Three-Year Term

Dennis J. Leisz, Chairman of the Board	51	2002	2007
George M. Heenan, Director	65	2003	2007
Michael J. Evers, Director	69	2003	2005
Anthony J. Fant, Director	44	1998	2005
Timothy F. Floeder, Director	46	2002	2006
Mack V. Traynor, Director	46	1998	2006

      Dennis J. Leisz, age 51, has served as Chairman of the Board of Directors since March 2003, and as a director of the Company since December 2002. Mr. Leisz is the founder of Wavecrest Corporation, a corporation that manufactures test and measurement instruments for the design and production test of semiconductors, optical components and systems, and has acted as its President and Chief Executive Officer since its inception in May 1985, and as its Treasurer since April 1992. From 1983 to 1985, Mr. Leisz served as Marketing Manager for the Test Systems Division of Micro Component Technology, Inc., a Shoreview, Minnesota manufacturer of semiconductor test equipment, where he was responsible for product marketing, new product development and applications engineering. Prior to 1983, Mr. Leisz was the Marketing Manager for FSI, a Chaska, Minnesota manufacturer of semiconductor processing equipment.

      George M. Heenan, age 65, has served as a director of the Company since June 2003. Mr. Heenan is the former Director of the Institute of Strategic Management at the University of St. Thomas. He served as the Director from 1996 until 2004. He currently serves as an Executive Fellow for the University of St. Thomas’ College of Business. In 2004, Mr. Heenan founded Excelsius Partners Consulting where he is owner and a principal. Mr. Heenan’s background includes experience in start-up, emerging growth, Fortune 500 and Fortune 200 companies, as well as the management of venture capital partnerships. He has previously held a number of management and executive positions at Medtronic Inc., Control Data, Medical Industrial Capital, Clarus Medical, Bissell Healthcare Company, and Camp Preston Group. Over the course of his career, Mr. Heenan has served on a number of public, private, and advisory boards. Mr. Heenan currently serves on the Board of Directors of Midwest Wireless Holdings, LLC, a privately held wireless telecommunications company, since 2003; and Minnesota Scientific Inc., a privately held supplier of surgical equipment, since 1998. Mr. Heenan is a graduate of St. Ambrose College with a B.S. in Physics. He also attended the University of Wisconsin-Madison and has completed the Operations Management Program at Harvard University.

      Michael J. Evers, Ph.D., age 69, has served as a director of the Company since June 2003. Dr. Evers is Dean Emeritus and Professor of Strategic Management at the College of Business at the University of St. Thomas. He served as Dean of the Graduate School of Business from 1984 to 1995, growing the graduate programs and application-oriented education centers to be one of the largest graduate business schools in the

United States. He was instrumental in the development of the Minneapolis campus of the University of St. Thomas. From 1998 to 2000, he served as interim President/ Chief Executive Officer of the Minnesota Center for Corporate Responsibility and led the re-invention of the non-profit business association into the Center for Ethical Business Cultures, affiliated with St. Thomas and the University of Minnesota. Prior to his university positions, he held managerial positions in manufacturing, engineering, program management and marketing at North American Rockwell, McDonnell-Douglas, Emerson Electric and National Distribution Services, respectively. He served thirty years in the Active and Reserve U.S. Air Force as a Senior Contracting Officer and Detachment Commander, retiring in the rank of Colonel. He received his Ph.D., MBA and BBA from the University of Minnesota. He also currently serves on the Board of Directors for Minnesota Scientific, Inc., Wavecrest Corporation and Infinite Graphics, Inc.

      Anthony J. Fant, age 44, has served as a director of the Company since 1998. However, Mr. Fant was inactive as a director during Fiscal 2004. Mr. Fant served as the Company’s President, Chief Executive Officer and Chairman from November 1998 to March 2003. We believe that Mr. Fant has been a Director and the President and Chief Executive Officer of Fant Broadcasting Company (and various affiliated companies), which is engaged primarily in television and radio broadcasting, since 1986. From 1986 to 1996, Fant Broadcasting Company acquired, built or managed a number of television and radio stations.

      Timothy F. Floeder, age 46, has served as a director of the Company since December 2002. Mr. Floeder is currently the Vice President of Business Development for Compex Technologies, Inc., a publicly-held company that designs, manufactures and sells home-use devices to improve pain management, rehabilitation, fitness, health and wellness for healthcare and consumer markets in the US and Europe. Mr. Floeder previously was an investment banker, most recently serving as Managing Director of Mergers and Acquisitions for Miller Johnson Steichen Kinnard, Inc., a regional investment securities firm, from 1996 until 2002. He also served in a variety of financial positions, including Chief Financial Officer and Director for a large privately-held regional electrical contractor and industrial products distributor, from 1984 to 1996, and held both public and private accounting positions from 1980 to 1984. Mr. Floeder is a CPA (inactive) and has received an MBA in finance from the Carlson School of Management, a BSB in accounting from the University of Minnesota, and completed the Management Executive Program at the Carlson School of Management.

      Mack V. Traynor, III, age 46, has served as the Company’s Chief Executive Officer and President since March 2003, and has served on the Board since 1998. Mr. Traynor currently serves as President of Manitou Investments, a private investment and business management firm, a position he has held since 1998. Although Mr. Traynor currently serves in such capacity with Manitou Investments, he devotes substantially all of his efforts to his duties and responsibilities at the Company. Since June 2003, Mr. Traynor has served on the Board of Directors of ACT Telecommunications, an international teleconferencing service provider. Previously, Mr. Traynor served as President and Chief Executive Officer of Supreme Companies, Inc., a privately held landscape and grounds maintenance company, from February 2002 to September 2003. Mr. Traynor also previously served as Chief Executive Officer of Do The Good, Inc., a philanthropic software development company, from May 2001 until October 2001, and as Chief Financial Officer of 10K Partners, Inc., private investment company, from April 2000 until June 2000. Mr. Traynor served as President and Chief Executive Officer of NeoNetworks, a privately-held development stage company designing high-speed data communications equipment, from October 1998 to April 2000. Mr. Traynor was a director of Telident, Inc., a publicly-held telecommunications products and services company, from 1998 to 2000. Mr. Traynor also served as a director of Eltrax Systems, Inc., a publicly-held networking products and services company, from 1995 to 1999, serving as Chief Financial Officer from 1995 to 1996 and President, Chief Executive Officer and Chief Operating Officer from 1995 to 1997. Mr. Traynor served as President and Chief Operating Officer of Military Communications Center, Inc., a company that provided telecommunications services to U.S. Military personnel, from 1988 to 1995. He also served as President of U.S. West Enterprises, a division of U.S. West, Inc.

Audit Committee Financial Expert

      The Board of Directors has determined that Mr. Floeder is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. Mr. Floeder is “independent,” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

      We have a separately-designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee currently consists of Messrs. Floeder (Chair), Leisz and Heenan and Dr. Evers, each of whom satisfies the audit committee independence standard under Rule 10A-3(b)(1) of the Exchange Act and the definition of “Independence” set forth in the NASDAQ Marketplace Rules.

Director Nominations

      At its meeting on October 5, 2004, our Board of Directors established a Nominating and Corporation Governance Committee and adopted the Charter of the Nominating and Corporate Governance Committee. Such charter formalized our policies regarding director candidates recommended by shareholders. It is the general policy of the Nominating and Corporate Governance Committee that it will consider a director candidate recommended by a shareholder who appears to be qualified to serve on the Board of Directors. The Nominating and Corporate Governance Committee may choose not to consider an unsolicited recommendation is no vacancy exists on the Board of the Directors and the Nominating and Corporate Governance Committee does not perceive a need to increase the size of the Board of Directors.

      The Nominating and Corporate Governance Committee has established the following procedures for shareholders to submit such recommendations and only those director candidates recommend in accordance with such procedures will be considered by the Nominating and Corporate Governance Committee:

•	if a shareholder would like to recommend a director candidate for our next annual meeting, the shareholder must deliver such recommendation to our Corporate Secretary at our principal offices no later than the 120th calendar day before the date that our proxy statement was released to shareholders in connection with the previous year’s annual meeting, advanced by one year;

•	recommendations for candidates must be accompanied by (i) personal information regarding the candidate, including the name of the candidate, a list of the candidate’s references, the candidate’s resume or curriculum vitae and any information that is required to be disclosed in solicitations of proxies for election of directors pursuant to Schedule 14A under the Exchange Act, (ii) the written consent of the person being recommended to being named in the proxy statement as a nominee and to serving as a director if elected; and (iii) certain information regarding the shareholder making the recommendation, including the shareholder’s name and address, as they appear on the our books, the number and class of shares of our capital stock owned, either directly or indirectly, by the shareholder (and, if owned indirectly, a current written statement from the record holder of the stock that reflects ownership in such stock), and a statement disclosing whether such shareholder is acting with or on behalf of any other person and, if applicable, the identity of such other person;

•	a shareholder recommending a candidate may be asked to submit additional information regarding himself or herself or the candidate as determined by our Corporate Secretary or as necessary to satisfy the listing standards of the NASDAQ National Market System, SEC rules and regulations or any other applicable rules and regulations; and

•	if a shareholder’s recommendation is received on or before the date set forth above and is accompanied by the information set forth above, the Nominating and Corporate Governance Committee will evaluate such candidate, along with the other candidates being evaluated by the committee, in accordance with its charter and any other policies and procedures established by the Nominating and Corporate Governance Committee or the Board of Directors.

      The Nominating and Corporate Governance Committee does not use different standards to evaluate nominees depending upon whether they are proposed by a member of our Board of Directors, our management or shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires that our directors, executive officers and shareholders who own more than 10% of our common stock file reports of ownership and changes in ownership of our common stock with the SEC. To our knowledge, based on a review of the copies of such reports furnished to us and other information available to us, we believe that each of Nina A. Anderson, James P. Barnes, Timothy F. Floeder, Simon F. Hawksworth, George M. Heenan, Dennis J. Leisz, Douglas J. Nesbit, Scott M. Stole and James C. Vetricek filed a late Form 3; Michael J. Evers failed to timely file two Forms 4 to report the grant of options in each of June 2003 and February 2004; Anthony J. Fant failed to timely file two Forms 4 to report the sale of common stock in each of February 2004 and April 2004; Mr. Floeder failed to timely file three Forms 4 to report the grant of options in each of February 2003, January 2004 and February 2004; Mr. Hawksworth failed to timely file two Forms 4 to report the grant of options in each of March 2003 and August 2003; Mr. Heenan failed to timely file one Form 4 to report the grant of options in June 2003; Mr. Leisz failed to timely file four Forms 4 to report the grant of options in each of February 2003, March 2003, January 2004 and February 2004; Mr. Nesbit failed to timely file one Form 4 to report the grant of options in June 2003; Mr. Stole failed to timely file two Forms 4 to report the grant of options in each of August 2003 and February 2004; and Mr. Vetricek failed to timely file two Forms 4 to report the grant of options in each of March 2003 and August 2003. Each of Messrs. Evers, Floeder, Hawksworth, Heenan, Leisz, Nesbit, Stole and Vetricek filed a Form 5 on October 15, 2004 reporting the grants of the foregoing options. In addition, Ms. Anderson failed to timely file a Form 4 to report a grant of options in July 2004; Mr. Barnes failed to timely file a Form 4 to report a grant of options in July 2004; and Mr. Heenan failed to timely file a Form 4 to report the grant of options in February 2004.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, chief accounting officer, and controller and all other senior financial officers. In addition, we have adopted a Code of Ethics for Senior Financial Officers that applies to our chief executive officer, chief financial officer, treasurer and controller and assistant controller. Both codes are located on our website at www.heii.com under “Investor Relations — Overview.” Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Director Compensation

      Directors’ Fees. During Fiscal 2004, each non-employee director received an annual fee of $30,000 for board participation except that Anthony J. Fant, who was an inactive member of the Board of Directors during Fiscal 2004, received no annual fee. Additional fees were related to committee participation. On an annual basis the Audit Committee members received $5,000, with the chair of the committee receiving an additional $2,500, Compensation Committee members received $2,500, and Special Committee members received $2,500 paid on a quarterly basis. The Nominating and Corporate Governance Committee was established on October 5, 2004, and we anticipate that members of that committee will receive $1,000 annually for participation on such committee.

      Directors’ Stock Options. Non-employee directors are entitled to participate in the Company’s 1998 Stock Option Plan for Non-Employee Directors, as amended (the “1998 Director Plan”). We adopted the 1998 Director Plan effective as of November 18, 1998, and such plan was approved by our shareholders at our Annual Meeting of Shareholders held on January 20, 1999.

      The 1998 Director Plan is administered by the full Board. The Board has the power to interpret the 1998 Director Plan, to determine all questions thereunder and to adopt and amend rules and regulations for the administration of the 1998 Director Plan. The Board has no authority, discretion or power, however, to determine the number or timing of options to be granted under the 1998 Director Plan.

      Subject to adjustment in the event of certain significant corporate transactions, the number of shares of common stock issued or transferred, plus the number of shares covered by outstanding options, under the 1998 Director Plan may not exceed 425,000 (including any shares remaining under the 1991 Stock Option Plan for Non-Employee Directors, as amended to date). Shares of common stock covered by an option that is cancelled or terminated will again be available to be issued or to be the subject of a stock option granted under the 1998 Director Plan. Effective as of November 18, 1998, each individual who was then a non-employee director was granted options to purchase 55,000 shares of common stock, subject to the approval of the adoption of the 1998 Director Plan by the shareholders of the Company. Thereafter, commencing with the 2000 Annual Meeting of Shareholders, each individual who is a non-employee director upon the adjournment of the annual meeting will automatically be granted options to purchase 10,000 shares of common stock, effective as of the date of such annual meeting. All of the options granted under the 1998 Director Plan will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant. Options granted under the 1998 Director Plan will become exercisable in full upon the earliest to occur of (i) the seventh anniversary of the date of grant, (ii) the first date after the date of grant on which the fair market value of the common stock (as adjusted to reflect any antidilution event) equals or exceeds $25.00 per share, (iii) the date of the non-employee director’s death or disability (as defined in the 1998 Director Plan), or (iv) the effective date of a change in control of the Company (as defined in the 1998 Director Plan).

      The exercise price of stock options granted under the 1998 Director Plan may be paid in cash, non-forfeitable, non-restricted shares of common stock that are already owned by the optionee or a combination of cash and such shares of common stock. Any grant may provide for deferred payment of the option price from the proceeds of sale through a broker of some or all of the shares of common stock to which the exercise relates. Shares of common stock issued pursuant to the 1998 Director Plan may be authorized but unissued shares or treasury stock. Fractional shares will not be issued in connection with the exercise of a stock option, and cash in lieu thereof will be paid by the Company. No option granted under the 1998 Director Plan may be exercised more than ten years from the date of grant. Options are not transferable other than (i) by will or the laws of descent or distribution, (ii) to one or more members of the non-employee director’s immediate family, or (iii) to a trust established for the benefit of the non-employee director and/or one or more members of his or her immediate family. In addition, options may not be exercised during a non-employee director’s lifetime except by (i) the non-employee director, (ii) a permitted transferee of the non-employee director, or (iii) in the event of the legal incapacity of the non-employee director or any such transferee, by the guardian or legal representative of the non-employee director or such transferee (as applicable) acting in a fiduciary capacity on behalf thereof under state law and court supervision.

      The Board may at any time amend or terminate the 1998 Director Plan. Notwithstanding the foregoing, (i) except for the adjustments described above, without the approval of the shareholders of the Company, no such amendment may increase the maximum number of shares covered by the 1998 Director Plan or cause the 1998 Director Plan or any grant made pursuant thereto to cease to satisfy any applicable condition of Rule 16b-3 under the Exchange Act, and (ii) no amendment or termination will adversely affect any outstanding award without the consent of the director holding such award.

      Options under the 1998 Director Plan are granted automatically. The number of options to be granted will depend on the number of non-employee directors elected to the Board and the timing of any such election. No options may be granted under the 1998 Director Plan after the tenth anniversary of its effective date. The options to purchase 55,000 shares of common stock granted to each of the non-employee directors as of November 18, 1998, have an exercise price of $5.50 per share. On January 20, 2000, options to purchase 10,000 shares of common stock were granted to each of the non-employee directors with an exercise price of $10.75 per share. On January 24, 2001, options to purchase 10,000 shares of common stock were granted to each of the non-employee directors with an exercise price of $13.875 per share. On February 20, 2002, options to purchase 10,000 shares of common stock were granted to each of the non-employee directors with an exercise price of $5.95 per share. On February 5, 2003, options to purchase 10,000 shares of common stock were granted to each of the non-employee directors with an exercise price of $2.16 per share. On

February 11, 2004, options to purchase 10,000 shares of common stock were granted to each of the non-employee directors other than Mr. Fant with an exercise price of $3.40 per share.

      Directors are also eligible to participate in the Company’s 1998 Stock Option Plan.

Executive Compensation

Summary Compensation Table

      The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Chief Executive Officer and our four most highly compensated executive officers other than Chief Executive Officer who were serving at August 30, 2004 (the “Named Executive Officers”).

					Long-Term
					Compensation
		Annual Compensation
					Securities
	Fiscal			Other Annual	Underlying	Other
Name and Principle Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)	Compensation ($)

Mack V. Traynor, III(1)	2004	$200,000	$135,500	$4,000 (2)	—	—
Chief Executive Officer	2003	$83,077	$25,000	—	110,000	—
and President	2002	—	—	—	—	—
Douglas J. Nesbit(3)	2004	$140,000	—	—	—	$1,373	(4)
Chief Financial Officer,	2003	$18,846	—	—	75,000	—
Treasurer and Secretary	2002	—	—	—	—	—
James C. Vetricek(5)	2004	$145,000	—	—	—	$2,064	(4)
Vice President Operations	2003	$96,527	—	—	75,000	$455	(4)
	2002	—	—	—	—
Simon Hawksworth(6)	2004	$139,501	—	$70,767	—
Vice President Sales and	2003	$122,123	—	$17,013	75,000	$18,602	(4)
Marketing	2002	—	—	—	—	—
Scott M. Stole(8)	2004	$122,367	—	—	24,500	$3,671	(4)
Chief Technical Officer	2003	$103,928	—	—	20,000	$799	(4)
	2002	—	—	—	—	—

(1)	Mr. Traynor was appointed to the positions of Chief Executive Officer and President on March 19, 2003.

(2)	Consists of a $500 per month automobile allowance for eight months beginning January 2004.

(3)	Mr. Nesbit was appointed to the position of Chief Financial Officer, Treasurer and Secretary on June 30, 2003.

(4)	Consists of matching contributions to the Company’s 401(k) Plan.

(5)	Mr. Vetricek was appointed to the position of VP Operations of AMO in January 2003, and to the position of Vice President of Operations in January 2004.

(6)	Mr. Hawksworth was appointed to the position of Vice President Sales and Marketing on September 3, 2002.

(7)	Consists of moving expense reimbursements.

(8)	Dr. Stole was appointed to the position of Chief Technical Officer on June 20, 2003.

Options Granted During Fiscal 2004

      The following table sets forth certain information regarding grants of stock options to the Named Executive Officers during Fiscal 2004 pursuant to our 1998 Stock Option Plan.

Potential Realizable
Value of Assumed
	Number of	% of Total			Annual Rates of Stock
	Shares	Options			Price Appreciation for
	Underlying	Granted to	Exercise of		Option Term(2)
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal 2004	($/Share)(1)	Date	5% ($)	10% ($)

Mack V. Traynor, III	—	—	—	—	—	—
Douglas J. Nesbit	—	—	—	—	—	—
James C. Vetricek	—	—	—	—	—	—
Simon Hawksworth	—	—	—	—	—	—
Scott M. Stole	24,500 (3)	0.7%	$3.40	02/11/14	$52,387	$132,759

(1)	All options are granted at the fair market value of the common shares at the date of grant.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company’s estimates or projections of the future prices of its common stock. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(3)	These options were granted on February 11, 2004, and will be exercisable in four equal installments on each of February 11, 2005, 2006, 2007 and 2008.

Aggregated Option Exercises During Fiscal 2004 and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value	Options at Fiscal Year-End	Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Mack V. Traynor, III	0	$0	120,000/30,000	$8,000/$0
Douglas J. Nesbit	0	$0	50,000/25,000	$0/$0
James C. Vetricek	0	$0	25,000/50,000	$0/$0
Simon Hawksworth	0	$0	25,001/49,999	$0/$0
Scott M. Stole	0	$0	18,730/56,270	$0/$0

(1)	Calculated as the difference between the closing price of the Company’s common stock on August 31, 2004, which was $1.76, and the option exercise price multiplied by the number of shares exercisable/unexercisable. Since the option price was greater than the closing price on August 31, 2004, the value is $0.

Stock Option Plans

      In addition to the 1998 Director Plan, we have adopted, and our shareholders have approved, two stock option plans pursuant to which we may provide stock-based awards to our officers, directors, employees and consultants. Our Compensation Committee administers these plans and determines to whom awards are to be granted and the terms and conditions, including the number of shares and the period of exercisability, thereof.

      1998 Stock Option Plan. Our 1998 Stock Option Plan (the “1998 Option Plan”) authorizes the grant of option rights, stock appreciation rights, awards of restricted shares and awards of deferred shares. The number of shares of common stock that may be issued or transferred and covered by outstanding awards granted under the 1998 Option Plan may not in the aggregate exceed 1,300,000 shares.

      1989 Omnibus Stock Compensation Plan. Our 1989 Omnibus Stock Compensation Plan (the “1989 Option Plan”) provides for grants of both incentive stock options, intended to qualify as such under

Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and non-statutory stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based awards. Except for the authority to grant incentive stock options, which expired in 1999, the 1989 Option Plan has no expiration date but may be terminated by the Board at any time, subject to the rights of the holders of options or other awards previously granted under the 1989 Option Plan. The number of shares of common stock that may be issued or transferred and covered by outstanding awards granted under the 1989 Option Plan may not in the aggregate exceed 2,000,000 shares.

Compensation Committee Interlocks and Insider Participation

      No member of our Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. Mack V. Traynor, our Chief Executive Officer and President, is a director of Wavecrest Corporation. Dennis J. Leisz, a director of the Company and member of our Compensation Committee, is the Chief Executive Officer and President of Wavecrest Corporation. No other executive officer of the Company serves as an officer, director or member of a compensation committee of any entity whose executive officer or director is a director of the Company.

Stockholder return performance presentation

      The following line graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the Russell 2000 (RUX) and the PHGILA SemiCon (SOXX) Index for the last five years. Returns are based on a $100 investment on September 1, 1999, and are calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends.

TOTAL RETURN TO SHAREHOLDERS

August 31,	HEI, Inc.	Russell 2000	PHGILASemiCon

2000	355.98	121.63	220.89

2001	127.08	78.88	107.81

2002	77.32	65.81	57.51

2003	66.45	83.74	87.37

2004	26.95	92.24	71.08

Employment contracts, terminations of employment and change-in-control arrangements

      Effective October 1, 2003, we entered into an employment agreements with Mr. Nesbit, Dr. Stole and Mr. Hawksworth. The agreement with Mr. Nesbit provides for Mr. Nesbit’s employment as Chief Financial Officer and an annualized base salary of $140,000. The agreement with Dr. Stole provides for Dr. Stole’s employment as Chief Technical Officer and an annualized base salary of $125,000. The Agreement with Mr. Hawksworth provides for Mr. Hawksworth’s employment as Vice President of Sales and Marketing and an annualized base salary of $140,000. In addition, effective April 19, 2004, we entered into an employment agreement to employ Mr. Traynor as Chief Executive Officer and President for an annualized base salary of $200,000, a $25,000 signing bonus, options to purchase 100,000 shares of common stock and a $500 monthly car allowance. Each of these agreements provides that such salary may be adjusted from time to time by the Company based on the employee’s performance and the Company’s business and financial situation.

      Each of these agreements further provides for annually-renewable one year terms. The Company may elect not to renew the agreement by providing the employee with 30 days advance written notice of non-renewal prior to the expiration of a given term. In addition, during any renewable one year term, each such agreement may be terminated (a) by the Company for Cause (as that term is defined in each such agreement); (b) by the Company without Cause; (c) upon the death, disability (as defined in each such agreement) or incapacity of the employee; (d) by the employee within six months of a Change of Control (as defined in each such agreement) upon providing 30 days advance written notice to the Company; and (e) by the employee at any time upon providing 90 days advance written notice to the Company. In the event that any of Mr. Nesbit, Dr. Stole or Mr. Hawksworth are terminated by the Company without Cause, such person may be entitled to receive monthly severance payments equal to 1/12th of his annualized base salary at the time of termination, less applicable withholdings, for up to the earlier of (a) three months from his termination date or (b) the date on which he begins earning income from other work activities. In the event that any of Mr. Nesbit, Dr. Stole or Mr. Hawksworth terminates his employment within six months of a Change of Control, such person may be entitled to receive monthly severance payments equal to 1/12th of his annualized base salary at the time of termination for up to the earlier of (a) twelve months from his termination date or (b) the date on which he begins earning income from other work activities. In the event Mr. Traynor is terminated by the Company without Cause or Mr. Traynor terminates his employment within six months of a Change of Control, he may be entitled to receive monthly severance payments equal to the sum of 18 months of his annualized base salary at the time of termination for 18 months from his termination date. To obtain this severance pay in either termination situation, each of Mr. Traynor, Mr. Nesbit, Dr. Stole and Mr. Hawksworth must meet various conditions set out in their respective employment agreements, including but not limited to signing a satisfactory separation and release agreement.

      Each of these agreements contain standard confidential information and invention assignment provisions, as well as 18 month post-employment noncompete and nonsolicitation provisions. Each of the agreements also contain an arbitration clause.

Report of the Compensation Committee on Executive Compensation

      Decisions on compensation of our executive officers generally have been made by the Compensation Committee of the Board. The current members of the Compensation Committee are Messrs. Heenan and Leisz and Dr. Evers.

      Pursuant to SEC rules designed to enhance disclosure of our policies toward executive compensation, set forth below is a report prepared by the Compensation Committee of the Board addressing our compensation policies for the fiscal year ended August 31, 2004, as they affected our executive officers.

      The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with our annual objectives and long-term goals, reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be competitive with those offered by employers of comparable size, growth and profitability in our industry.

      There are three elements in our executive compensation program, each of which is determined by individual and corporate performance; base salary compensation, annual incentive compensation and long-term incentive compensation. Base salary compensation is determined by the potential impact the individual may have on us, the skills and experience required by the job, comparisons with companies similar to us and the performance and potential of the incumbent in the job.

      Long-term incentive compensation, pursuant to our 1998 Stock Option Plan, to our Chief Executive Officer and President, as well as other executive officers, including the Named Executive Officers, is designed to integrate compensation with our annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, assist in the retention of executives and align the long-term interests of management with those of our shareholders. The Compensation Committee makes recommendations to the Board regarding the granting of restricted stock awards and stock option grants to executive officers, including Named Executive Officers, and key personnel. Awards vest and options become exercisable based upon criteria established by the Company.

      During Fiscal 2004, the Compensation Committee made awards of incentive stock options to certain of our executive officers as follows: James P. Barnes, Chief Information Officer — 45,000; Nina A. Anderson, Vice President Human Resources — 25,000; and Scott M. Stole, Chief Technical Officer — 24,500. The Compensation Committee also recommended that stock options be granted to certain other non-executive officers of the Company.

      The compensation of Mr. Traynor, who served as our Chief Executive Officer and President for Fiscal 2004, was determined by applying a process and philosophy similar to that of other executive officers. In Fiscal 2004, Mr. Traynor received a base salary of $200,000. Mr. Traynor also received a bonus in the amount of $135,500 pursuant to agreement with Compensation Committee approved at beginning of Mr. Traynor’s transition to Chief Executive Officer and President.

      The Compensation Committee does not anticipate that any of the compensation payable to executive officers of the Company in the coming year will exceed the limits and deductibilities set forth in section 162(m) of the Code. The Compensation Committee has not established a policy regarding compensation in excess of these limits, but will continue to monitor this issue.

Michael J. Evers
George M. Heenan
Dennis J. Leisz

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The following table shows as of December 27, 2004, information regarding the share ownership of (i) each person or group known to us to own beneficially more than five percent of our outstanding shares of Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

      Except as otherwise indicated, we believe that the persons listed in the following table have sole voting and investment powers with respect to the shares owned.

	Number
Name	of Shares	Percentage

Mack V. Traynor, III, Chief Executive Officer, President and Director(1)	120,000	1.4%
Douglas J. Nesbit, Chief Financial Officer, Treasurer and Secretary(2)	50,000	*
James C. Vetricek, Vice President Operations(3)	29,303	*
Simon F. Hawksworth, Vice President of Sales and Marketing(4)	25,001	—
Scott M. Stole, Chief Technical Officer(5)	32,917	*
Michael J. Evers, Director(6)	15,000	*
Timothy F. Floeder, Director(7)	35,000	—
George M. Heenan, Director(8)	10,000	*
Dennis J. Leisz, Chairman of the Board(9)	35,000	*
Perkins Capital Management, Inc.(10)	710,400	8.5%
All directors and executive officers as a group (9 persons)	352,221	4.2%

(1)	Includes 120,000 shares issuable upon exercise of options that are currently exercisable within 60 days.

(2)	Includes 50,000 shares issuable upon exercise of options that are currently exercisable within 60 days.

(3)	Includes 25,000 shares issuable upon exercise of options that are currently exercisable within 60 days and 4,303 shares of beneficially owned common stock.

(4)	Includes 25,001 shares issuable upon exercise of options that are currently exercisable within 60 days.

(5)	Includes 30,917 shares issuable upon exercise of options that are currently exercisable within 60 days and 2,000 shares of beneficially owned common stock.

(6)	Includes 10,000 shares issuable upon exercise of options that are currently exercisable within 60 days and 5,000 shares of beneficially owned common stock.

(7)	Includes 35,000 shares issuable upon exercise of options that are currently exercisable within 60 days.

(8)	Includes 10,000 shares issuable upon exercise of options that are currently exercisable within 60 days.

(9)	Includes 35,000 shares issuable upon exercise of options that are currently exercisable within 60 days.

(10)	Based on information provided by Perkins Capital Management, Inc. in a Schedule 13G filed with the SEC on February 4, 2004. The address provided in the Schedule 13G/ A for Perkins Capital Management, Inc. is 730 East Lake Street, Wayzata, MN, 55391-1769.

*	Denotes share ownership of less than 1%

Equity Compensation Plan Information

      The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of August 31, 2004.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity plan compensation plans approved by shareholders	1,918,400	$4.826	443,052
Equity plan compensation plans not approved by shareholders	—	—	—

Total	1,918,400	$4.826	443,052

Item 13.	Certain Relationships and Related Transactions.

      We hold a promissory note from Mr. Traynor, our Chief Executive Officer and President, in the amount of $201,500. This promissory note, dated April 2, 2001, and amended on July 17, 2003, was issued in exchange for a loan from us that Mr. Traynor used to exercise options to purchase common stock. Interest on this promissory note is paid annually in arrears on the unpaid balance from the date of the promissory note. In accordance with generally accepted accounting principles, the rate of interest on this note is a fair value rate based on Mr. Traynor’s incremental floating rate for a similar loan. The term of this promissory note is five years and is due and payable on April 2, 2006. Interest only payments are required for the first two years, with annual installments plus interest to be paid for the remainder of the term.

      Mr. Traynor made a payment of $13,604 in interest under his note, but missed a payment of $100,833 in principal under his note which was due on April 2, 2004. Mr. Traynor has since paid the principal, accrued interest and penalty on the note to bring it up to date.

Item 14.	Principal Accountant Fees and Services.

Fees

      The following table presents the aggregate fees billed to us in each of Fiscal 2003 and Fiscal 2004 for professional services rendered by KPMG LLP.

	Fiscal 2003	Fiscal 2004

Audit Fees(1)	$443,090	$441,805
Audit Related Fees(2)	$12,000	$10,500
Tax Fees	—	—
All Other Fees(3)	—	$108,500

Total Fees	$445,090	$560,805

(1)	Fiscal 2003 Audit Fees include $361,849 related to the three-year AMO carve out audits and interim reviews filed with the SEC. Fiscal 2004 Audit Fees include $47,000 related to interim reviews filed with the SEC and $23,500 related to finalizing the purchase accounting for AMO.

(2)	Audit Related fees consisted principally of fees for audits of financial statements of the 401(k) benefit plan.

(3)	All Other Fees consisted of $18,500 for the reviews of Registration Statements on Forms S-3 and S-8 and $90,000 in fees related to the investigation involving the activities of Mr. Fant.

Audit Committee Pre-Approval Policy

      The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services to be provided by KPMG LLP, the Company’s independent auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Committee. The Committee pre-approved all audit and non-audit services provided by the Company’s independent auditor, KPMG LLP, during Fiscal 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

      (a) The following documents are filed as part of this report:

(1) Financial Statements — see Part II, Item 8 of this Annual Report on Form 10-K.

(2) Schedule II — Valuation and Qualifying Accounts

      (b) Exhibits:

2.2	Purchase Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
2.3	Registration Rights Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
3.1	Amended and Restated Articles of Incorporation of HEI, Inc.	Note 2
3.2	Amended and Restated Bylaws of HEI, Inc.	Note 2
3.3	Amendments to the Amended and Restated Bylaws of HEI, Inc., effective as of March 19, 2003	Note 14
3.4	Certificate of Designation of Common Stock of HEI, Inc.	Note 15
10.1	Loan and Security Agreement, dated July 31, 2000, among HEI, Inc. and LaSalle Business Credit, Inc.	Note 3

10.2		First Amendment to Credit Agreement, dated August 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.3		Second Amendment to Loan and Security Agreement, dated April 16, 2001, between HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.4		Third Amendment to Loan and Security Agreement, dated October 31, 2001, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 4
10.5		Seventh Amendment to Loan and Security Agreement, dated December 1, 2002, by and among HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 5
10.6		Eighth Amendment to Loan and Security Agreement, dated April 9, 2003, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, LLC.	Note 6
10.7		Capital Expenditure Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.8		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.9		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.10		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.11		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.12		Reimbursement Agreement, dated July 31, 2000, by and between HEI, Inc., LaSalle Bank, N.A. and LaSalle Business Credit, Inc.	Note 3
10.13		Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Lease and Rents, dated July 31, 2000, by HEI, Inc., as Mortgagor, to LaSalle Business Credit, Inc., as Mortgagee	Note 3
10.14		Patent, Trademark and License Mortgage, dated July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.15		Amendment No. 1 to Patent, Trademark and License Agreement, undated, by HEI, Inc., in favor of LaSalle Business Credit, Inc.	Note 4
10.16		Security Agreement, dated July 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 3
10.17		Revolving Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.18		Amended and Restated Revolving Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.19		Amended and Restated Revolving Note, executed as of December 1, 2002, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
*10	.20	Form of Indemnification Agreement between HEI and officers and directors	Note 7
*10	.21	HEI, Inc. 1989 Omnibus Stock Compensation Plan, adopted April 3, 1989, and as Amended and Restated effective November 15, 1991, and as amended effective April 29, 1992, May 11, 1994, and October 31, 1996	Note 8
*10	.22	HEI, Inc. 1998 Stock Option Plan, adopted November 18, 1998, and amended effective January 20, 2000, January 24, 2001, and February 20, 2002.	Note 9
*10	.23	HEI, Inc. 1998 Stock Option Plan for Nonemployee Directors, adopted November 18, 1998, and amended effective June 7, 1999 and December 12, 2002.	Note 14
10.24		Registration Rights Agreement, dated August 29, 2001, by and among HEI, Inc. and Certain Investors listed on Exhibit A thereto.	Note 11
10.25		Sample Promissory Note of Certain Officers and Directors in connection with the Exercise of Stock Options.	Note 10
10.26		Subordinated Promissory Note, dated as of January 24, 2003, issued by HEI, Inc. and accepted by Colorado MEDtech, Inc.	Note 1

10.27		Lease, dated as of January 7, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.28		First Addendum to Lease, dated September 12, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.29		Second Addendum to Lease, dated January 23, 2003, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.30		Agreement Regarding Additional Security Deposit, undated, by and between Eastside Properties, Inc. and HEI, Inc.	Note 12
10.31		Letter Agreement, dated May 16, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 13
10.32		Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 13
*10	.33	Confidential Separation Agreement and Release, dated June 20, 2003, between HEI, Inc. and Steve E. Tondera, Jr.	Note 14
*10	.34	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Douglas Nesbit.	Note 14
*10	.35	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Stephen Peterson.	Note 14
*10	.36	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Scott Stole.	Note 14
*10	.37	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Simon Hawksworth.	Note 14
*10	.38	Employment Agreement, dated October 1, 2003, between HEI, Inc. and James Vetricek.	Note 14
10.39		Note Prepayment Agreement, dated October 15, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 14
10.40		Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.41		Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.	Note 14
10.42		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.43		Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.44		Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.45		Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group, Inc.	Note 14
10.46		Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.47		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.48		Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.49		Asset Purchase Agreement, dated October 31, 2003, by HEI, Inc. and MKS Instruments, Inc.	Note 14
10.50		Amendment dated December 12, 2003, to Accounts Receivable Agreement, dated May 29, 2003, by and among HEI, Inc. and Beacon Bank.	Note 14
10.51		Registration Rights Agreement, dated as of November 5, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 16

10.52		Stock Purchase Agreement, dated February 13, 2004, by and among HEI, Inc. and the Investors listed on Exhibit A thereto.	Note 17
10.53		Registration Rights Agreement, dated February 13, 2004, by and among HEI, Inc. and the Purchasers listed on Exhibit A thereto.	Note 17
10.54		Form of Registration Rights Agreement, dated as of February 23, 2004, among HEI, Inc. and the Purchasers of an aggregate of 251,380 shares of HEI, Inc.	Note 16
10.55		Form of Registration Rights Agreement, dated as of May 7, 2004, among HEI, Inc. and the Purchasers of an aggregate of 631,524 shares of HEI, Inc.	Note 15
†10	.56	Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 12, 2003, by and among HEI, Inc. and Beacon Bank.
10.57		Lease Agreement, dated October 1, 2004, by and between HEI, Inc. and Boulder Investors LLC.	Note 18
10.58		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Bank.	Note 19
10.59		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 19
10.60		Amendment dated December 7, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 12, 2003, and July 1, 2004, by and among HEI, Inc. and Beacon Bank.	Note 20
*†10	.61	Employment Agreement, dated April 19, 2004, between HEI Inc. and Mack Traynor.
10.62		Waiver and Amendment, dated December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Bank.	Note 21
10.63		Waiver and Amendment, dated December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 21
10.64		Notice, Waiver and Amendment, dated December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Beacon Bank.	Note 21
10.65		Amendment dated January 12, 2005, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended December 12, 2003, July 1, 2004, December 7, 2004 and December 29, 2004, by and among HEI, Inc. and Beacon Bank.	Note 22
†16		Letter from KPMG LLP to the Securities and Exchange Commission dated January 13, 2005.
†21		Subsidiaries of the Registrant.
†23		Consent of KPMG LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K/ A (Amendment No. 1), filed with the Securities and Exchange Commission on April 10, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-115982), filed with the Securities and Exchange Commission on May 28, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-113419), filed with the Securities and Exchange Commission on March 9, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K/ A (Amendment No. 1), filed with the Securities and Exchange Commission on February 19, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

(19)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2005.

*	Denotes management contract or compensation plan or arrangement.

†	Filed herewith.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at	Additions Charged to	Deductions	Balance at
	Beginning of Period	Costs and Expenses	from Reserve(1)	End of Period

	(In thousands of dollars)
Allowance for doubtful accounts:
Year ended August 31, 2004	$92	$39	$10	$121
Year ended August 31, 2003	85	30	23	92
Year ended August 31, 2002	271	6	192	85

(1)	Represents charge-off of accounts receivable balances.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, INC.

By:	/s/ MACK V. TRAYNOR III

Mack V. Traynor III
Chief Executive Officer and President

Date: January 13, 2005

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ MACK V. TRAYNOR III Mack V. Traynor III	Chief Executive Officer and President	January 13, 2005

/s/ DOUGLAS J. NESBIT Douglas J. Nesbit	Chief Financial Officer	January 13, 2005

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	January 13, 2005

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	January 13, 2005

/s/ MIKE EVERS Mike Evers	Director	January 13, 2005

/s/ GEORGE HEENAN George Heenan	Director	January 13, 2005

Anthony J. Fant	Director

INDEX TO EXHIBITS

10.56	Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 12, 2003, by and among HEI, Inc. and Beacon Bank.
10.61	Employment Agreement, dated April 19, 2004, between HEI, Inc. and Mack Traynor.
16	Letter from KPMG LLP to the Securities and Exchange Commission dated January 13, 2005.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.