Form 10-Q
period 2004-11-27
HEI INC
filed 2005-02-03
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

****

FORM 10-Q

****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 27, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___to ___.

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

As of January 31, 2005, 8,356,805 Common Shares, par value $.05 per share, were outstanding.

Table of Contents	HEI, Inc.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets
(In thousands, except per share and share data)

	November 27, 2004	August 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$304	$200
Restricted cash	—	481
Accounts receivable, net of allowance for doubtful accounts of $140 and $121, respectively	8,246	6,770
Inventories	7,595	6,787
Other current assets	777	1,221

Total current assets	16,922	15,459

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	22,192	21,432
Accumulated depreciation	(19,606)	(18,580)

Net property and equipment	7,125	7,391

Developed technology, less accumulated amortization of $262 and $231, respectively	154	185
Security deposit	1,580	1,580
Other long-term assets	526	497

Total assets	$26,307	$25,112

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,687	$1,310
Current maturities of long-term debt	356	403
Accounts payable	5,944	5,663
Accrued liabilities	3,671	4,669

Total current liabilities	12,658	12,045

Other long-term liabilities, less current maturities	1,480	1,277
Long-term debt, less current maturities	1,777	1,833

Total other long-term liabilities, less current maturities	3,257	3,110

Total liabilities	15,915	15,155

Shareholders’ equity:
Undesignated stock; 4,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 11,000,000 shares authorized; 8,357,000 and 8,357,000 shares issued and outstanding	418	418
Paid-in capital	22,426	22,426
Accumulated deficit	(12,037)	(12,452)
Notes receivable	(415)	(435)

Total shareholders’ equity	10,392	9,957

Total liabilities and shareholders’ equity	$26,307	$25,112

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	November 27, 2004	November 29, 2003
Net sales	$14,071	$10,894
Cost of sales	11,115	9,821

Gross profit	2,956	1,073

Operating expenses:
Selling, general and administrative	2,042	1,757
Research, development and engineering	837	722
Costs related to investigation	—	253

Operating income (loss)	77	(1,659)

Other income (expenses):
Interest expense	(169)	(69)
Gain on prepayment of promissory note	—	472
Litigation recovery	481	—
Other income (expense), net	26	3

Income (loss) before income taxes	415	(1,253)
Income tax benefit	—	—

Net income (loss)	$415	$(1,253)

Net income (loss) per common share:
Basic	$0.05	$(0.18)
Diluted	$0.05	$(0.18)

Weighted average common shares outstanding:
Basic	8,357	7,046
Diluted	8,425	7,046

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	November 27, 2004	November 29, 2003
Cash flow from operating activities:
Net income (loss)	$415	$(1,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	645	676
Accounts receivable allowance	—	(20)
Loss on disposal of property and equipment	15	15
Gain on prepayment of promissory note	—	(472)
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	481	—
Accounts receivable	(1,476)	204
Inventories	(808)	321
Other current assets	444	(115)
Other assets	—	(179)
Accounts payable	281	(313)
Accrued liabilities and other long-term liabilities	(795)	(347)

Net cash flow used in operating activities	(798)	(1,483)

Cash flow from investing activities:
Additions to property and equipment	(338)	(112)
Proceeds from sale of assets	—	17
Additions to patents	(54)	(10)
Sale of technology	—	323

Net cash flow provided by (used in) investing activities	(392)	218

Cash flow from financing activities:
Note repayment	20	27
Proceeds from long-term debt	—	2,350
Repayment of long-term debt	(103)	(2,334)
Net borrowings on line of credit	1,377	117
Checks written in excess of cash	—	767

Net cash flow provided by financing activities	1,294	927

Net increase (decrease) in cash and cash equivalents	104	(338)
Cash and cash equivalents, beginning of period	200	806

Cash and cash equivalents, end of period	$304	$468

Supplemental disclosures of cash flow information:

Interest paid	$169	$54

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2004 (“Fiscal 2004”). Interim results of operations for the three-month period ended November 27, 2004, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

Summary of Significant Accounting Policies

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

(2) Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We generated net income of $415 for the three months ended November 27, 2004 and incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At November 27, 2004, our sources of liquidity consisted of $304 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota, which was due to expire in January 2005. On December 7, 2004, the Credit Agreement was extended to January 1, 2006 and our borrowing capacity was increased from $3,000 to $4,000, subject to availability based on accounts receivable. On January 12, 2005, the Credit Agreement was further amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. There was $2,687 outstanding debt under the Credit Agreement at November 27, 2004, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. We have taken various actions operationally in an effort to substantially reduce our losses or to return to profitability in our fiscal year ending August 31, 2005 (“Fiscal 2005”) including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year.

In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of certain employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. We have received waivers for these violations. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning the second quarter ending February 28, 2006 on our term debt agreements.

During Fiscal 2005, we intend to spend approximately $1.2 million for manufacturing equipment and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months.

(3) Stock Based Compensation

We apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation, our net income (loss) per share would have increased to the pro forma amounts indicated below:

	Three Months Ended
	November 27, 2004	November 29, 2003
Net income (loss) as reported	$415	$(1,253)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(407)	(413)

Net income (loss) pro forma	$8	$(1,666)

Basic and diluted net income (loss) per share as reported	$0.05	$(0.18)
Stock-based compensation expense	(0.05)	(0.06)

Basic and diluted net income (loss) per share pro forma	$—	$(0.24)

There were no options granted under our stock option plans during the three-months ended November 27, 2004.

(4) Developed Technology

Amortization expense for developed technology for the three-months ended November 27, 2004, and November 29, 2003, was $31 and $33, respectively. Amortization expense is estimated to be $137 during our fiscal year ending August 31, 2005, $63 during our fiscal year ending August 31, 2006 and $4 thereafter.

(5) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at November 27, 2004 and August 31, 2004:

	November 27,	August 31,
	2004	2004
Inventories:
Purchased parts	$5,347	$4,673
Work in process	796	789
Finished goods	1,452	1,325

	$7,595	$6,787

Accrued Liabilities:
Employee related costs	$1,239	$1,474
Deferred revenue	582	804
Customer deposits	1,117	418
Current maturities of long-term liabilities	406	805
Warranty reserve	140	139
Other accrued liabilities	187	1,029

	$3,671	$4,669

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,288	$1,471
Unfavorable operating lease, net	598	611

Total	$1,886	$2,082
Less current maturities	406	805

Total other long-term liabilities	$1,480	$1,277

(6) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first three months of Fiscal 2005 and 2004 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
Fiscal 2005	$139	$20	$19	$140
Fiscal 2004	$122	$69	$28	$163

(7) Long-Term Debt

Our long-term debt consists of the following:

	November 27,	August 31,
	2004	2004
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; collateralized by our Victoria facility	$1,161	$1,174
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	851	916
Capital lease obligation; collateralized with equipment	32	34
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	31	33
Commercial loans payable in fixed monthly principal installments of $12 through July 2005; collateralized with certain machinery and equipment	58	79

Total	2,133	2,236
Less current maturities	356	403

Total long-term debt	$1,777	$1,833

In Fiscal 2004, we obtained two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is collateralized by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is collateralized by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements and were likely to be in violation of a third covenant as of the end of our second quarter ending February 28, 2005. As a result, in December 2004, we entered into waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004, to address the actual and potential covenant violations. The waivers and amendments increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.

(8) Line of Credit

On May 29, 2003, we entered into the Credit Agreement for a period of twelve months. On December 7, 2004, the Company extended the Credit Agreement to January 1, 2006 and had the maximum amount of credit increased to $4,000. On January 12, 2005, the Credit Agreement was further amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $2,687 and $1,310 as of November 27, 2004 and August 31, 2004, respectively. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective interest rate based on our average DSO of 55 days would be 17.9% annualized. During the first quarter of Fiscal 2005, we violated one covenant of the Credit Agreement and were likely to be in violation of a second covenant. As a result, in December 2004, we entered into waivers and amendments with Beacon Bank to address the actual and potential covenant violations.

(9) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $7,500 and $7,650, at November 27, 2004, and August 31, 2004, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(10) Net Income (Loss) per Share Computation

The components of net loss per basic and diluted share are as follows:

	Three Months Ended
	November 27, 2004	November 29, 2003
Basic:
Net income (loss)	$415	$(1,253)
Net income (loss) per share	$0.05	$(0.18)
Weighted average number of common shares outstanding	8,357	7,046
Diluted:
Net income (loss)	$415	$(1,253)
Net income (loss) per share	$0.05	$(0.18)
Weighted average number of common shares outstanding	8,357	7,046
Assumed conversion of stock options	68	—
Weighted average common and assumed conversion shares	8,425	7,046

Approximately 1,850,400 and 1,204,100 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net income (loss) per common share as they are antidilutive for the three-month periods ended November 27, 2004 and November 29, 2003, respectively.

(11) Notes Receivable and Transactions with Former CEO

Notes Receivable — Officers and Directors

The Company has recorded notes receivable from certain officers and directors in connection with the exercise of stock options. These notes as amended provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at prime plus 1/2 per annum and have a term of five years with annual principal and interest installments through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

Edwin W. Finch, III, our former director, missed a payment of $93 in principal and interest under his promissory note to us, which was due on April 2, 2004. Mr. Finch withheld payment on his note because he claimed that we owed him payments under an employment agreement with him. On October 15, 2004, the parties settled the dispute regarding the employment agreement and the note, and Mr. Finch subsequently satisfied his obligation for the payment he withheld. We recorded a write-off of $64 related to this settlement in Fiscal 2004. We received the remaining $20 related to this payment in the first quarter of Fiscal 2005.

As of November 27, 2004, the interest due the Company on these notes was $16 and is payable April 2, 2005. As of November 27, 2004, notes receivable of $415 remains outstanding.

Anthony J. Fant Litigation

On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of November 27, 2004, the total combined judgment against Mr. Fant was approximately $2,255.

     We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold common stock previously held by Mr. Fant, $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we caused to be sold additional common stock previously held by Mr. Fant, $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery was recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which we recorded as income in the first quarter of Fiscal 2005. As of November 27, 2004, we have collected approximately $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments:		$2,255

Proceeds:
Garnishments		642
Sale of stock — reducing judgments	1,106
Sale of stock — fees paid	94

Total proceeds from sale of stock		1,200

Litigation recoveries		$1,842

(12) Major Customers

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue for the three months ended November 27, 2004 and November 29, 2003, respectively.

	Three Months Ended
	November 27, 2004	November 29, 2003
Animas Corporation	12%	—%
GE Medical Systems	16%	15%
CADx Medical Systems	1%	14%

Total	29%	29%

Accounts receivable from these customers represented 28% and 26%, respectively, of the total accounts receivable at November 27, 2004, and August 31, 2004, respectively.

(13) Segments

Microelectronics Operations: This segment consists of three facilities — Victoria, Chanhassen, and Tempe — that design, manufacture and sell ultra miniature microelectronic devices and high technology products incorporating these devices.

Advanced Medical Operations: This segment consists of our Boulder facility that provides design and manufacturing outsourcing of complex electronic and electromechanical medical devices.

Segment information is as follows:

	Three Months Ended November 27, 2004
	Microelectronics	Advanced Medical
	Operations	Operations	Total
Net sales	$7,636	$6,435	$14,071
Gross profit	1,137	1,819	2,956
Operating income (loss)	(536)	613	77
Total assets	17,069	9,238	26,307
Depreciation and amortization	564	81	645
Capital expenditures	323	15	338

	Three Months Ended November 29, 2003
Net sales	$5,141	$5,775	$10,916
Gross profit (loss)	(200)	1,264	1,064
Operating income (loss)	(1,986)	318	(1,668)
Total assets	15,277	9,722	24,999
Depreciation and amortization	599	77	676
Capital expenditures	60	52	112

(14) Commitments and Contingencies

We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. On September 27, 2004, this facility was sold by Eastside Properties, LLC to Titan. On October 1, 2004, we signed a 15-year new lease with Titan’s affiliate, Boulder Investor’s LLC, at substantially reduced rental rates. Under the terms of the new lease, $1,350 of our deposit will be refunded to us if after completing four consecutive quarters of positive EBIDTA, as determined in accordance with GAAP and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. As a part of the purchase accounting for the acquisition of our AMO, we had established a $3,110 reserve relating to the future estimated lease payments of our Boulder facility. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. The lease provides for two options to extend the 15-year lease for a period of five years each as defined in the lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data)

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

Results of Operations
Three Months Ended November 27, 2004 and November 29, 2003:

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results

	Three Months Ended
	November 27,		November 29,
	2004		2003
Net sales	$14,071	100%	$10,894	100%
Cost of sales	11,115	79%	9,821	90%

Gross profit	2,956	21%	1,073	10%
Operating expenses	2,879	20%	2,732	25%

Operating income (loss)	77	1%	(1,659)	(15%)
Other income (expense)	338	2%	406	4%

Income (loss) before income taxes	415	3%	(1,253)	(12%)
Income tax benefit	—	0%	—	0%

Net income (loss)	$415	3%	$(1,253)	(12%)

Net Sales

Net sales in the first quarter of Fiscal 2005 were $14,071, an increase of $3,177, or 29%, from the comparable quarter last year. This increase was driven by increases in sales in our primary markets of medical/hearing and communications products and improvements in our manufacturing capabilities to produce and ship more products in a quarter. In the first quarter of Fiscal 2005 and Fiscal 2004, our four largest customers represented 44% of our revenues.

Because sales are generally tied to the customers’ projected sales and production of the related product, our sales may be subject to uncontrollable fluctuations. Significant changes in sales to any one customer could have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet at full volume.

At November 29, 2004, our backlog for future orders was approximately $16,000, compared to approximately $18,000 at August 31, 2004. This decrease primarily reflects an improvement in our manufacturing capabilities as we are able to reduce the time between order and shipment. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market are as follows:

	Three Months Ended
	November 27, 2004	November 29, 2003
Medical/Hearing	$11,294	$9,328
Communications	1,574	433
Industrial	1,203	1,133

Total Net Sales	$14,071	$10,894

Net sales analysis by market follows:

Sales to medical/hearing customers increased by $1,966 in the first quarter of Fiscal 2005 as compared with the first quarter of last fiscal year or an increase of 21%. This year sales in this market segment represented 80% of total net sales, as compared to 86% for the three-month period ended November 29, 2003. This increase is driven by sales to new customers, increases in sales to existing customers, particularly with respect to insulin pump components, and a return to historical sales levels of products for defibrillators and hearing aids. Sales into new markets, such as for glucose monitoring systems, also contributed to the sales increase in the quarter. In addition, improvements in our manufacturing processes and capacity enabled us to manufacture and ship more product in the quarter.

Net sales to the communications products market represents 11% of total net sales for the three-month period ended November 27, 2004, as compared to 4% for the first quarter of Fiscal 2004. The increase of $1,141, or 163%, from the first quarter of Fiscal 2004 is largely a result of the improvement in the telecommunications markets and the realization of benefits from our much more narrowly focused sales efforts which targets key niche customers to obtain the best margin revenue while improving the efficiencies in developing new business. Significant increases in sales for the quarter were in the areas of parallel optical interface assemblies and HEI modulator amplifiers.

Net sales to the industrial products market represent 9% of our total net sales for the three-month period ended November 27, 2004, as compared to 10% for the three-month period ended November 29, 2003. In total, industrial net sales for the first quarter of Fiscal 2005 increased by only $70 as compared to the same period last year. The slight increase in the revenue in this market is due to our efforts to maintain and grow our sales through active account management in this market as we focus on expanding our sales activity in our larger market segments.

Gross Profit

Gross profit was $2,956 (21% of net sales) for the three-months ended November 27, 2004, compared to $1,073 (10% of net sales) for the three-months ended November 29, 2003. During the first quarter of Fiscal 2005, we were able to realize the improvement in our gross profit margins that are the result of actions taken over the past year to improve our manufacturing efficiency. The primary reason for the improvement in our profit margins is that we were able to reduce the time to manufacture products in the quarter and thereby spread our fixed manufacturing costs over a larger amount of products. In addition, the new procedures implemented over the past year have resulted in improved yields, reduced scrap, and reduced overtime in our manufacturing department. Our gross margins, however, are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant for the remainder of Fiscal 2005.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $285, or 16%, for the three month-period ended November 27, 2004 as compared to the first quarter of Fiscal 2004. This increase is due to increase sales costs such as commissions and travel that relates to the increase in sales achieved in the quarter. In addition, we incurred higher levels of legal and accounting expenses in the first quarter associated with our restructuring our Boulder lease and our year-end audit. As a percentage of net sales, selling, general and administrative expenses decreased to 15% for the three-month period ended November 27, 2004, as compared to 16% for the comparable period last year. This decrease is primarily related to the growth in our revenues for the quarter. We expect that our selling, general and administrative expenses will fluctuate modestly in the upcoming quarters.

Research, development, and engineering expenses

Research, development, and engineering expenses increased $115, or 16%, for the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004. This increase is the result of expanded design and development efforts associated with new customer programs, the continued work associated with our Link-It technology and increased efforts to enhance our proprietary products and manufacturing processes. As a percentage of net sales, research, development, and engineering expenses were 6% for the three-month period ended November 27, 2004 as compared to 7% for the first quarter of Fiscal 2004. The decrease of these expenses as a percentage of net sales for the period ended November 27, 2004 is a result of the growth in our revenue base and our continued efforts to balance our commitment to maintain research and development efforts with our revenue levels. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels for the remainder of the year.

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

Other Income (Expense), Net

We recorded $338 in net other income during the three-month period ended November 27, 2004, and $406 in net other income during the three-months ended November 29, 2003. In the first quarter of Fiscal 2005, other income included a gain of $481 related to additional cash collections against the outstanding judgments against Mr. Fant, our former CEO. This amount was offset by interest expense in the quarter of $169. For the period ended November 29, 2003, the net other income consists primarily of a gain of $472 recognized in connection with the prepayment of a promissory note offset by interest expense of $69. The increase in interest expense of $100 in the first quarter of Fiscal 2005 from $69 during the three-months ended November 29, 2003 is related to the two term loans obtained by the Company in the first quarter of Fiscal 2004 and an increase in the average amounts outstanding on our line of credit.

Income Taxes

We did not record a tax provision in the first quarter of Fiscal 2005 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with our income in the quarter. In the first quarter of Fiscal 2004, there was no benefit for income taxes related to our loss in the quarter because we were in a operating loss carryfoward situation. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of our assets and the satisfaction of liabilities will occur in the normal course of business. We generated net income of $415 for the three months ended November 27, 2004 and incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At November 27, 2004, our sources of liquidity consisted of $304 of cash and cash equivalents and our Credit Agreement, which was due to expire in January 2005. On December 7, 2004, the Credit Agreement was extended to January 1, 2006 and our borrowing capacity was increased from $3,000 to $4,000, subject to availability based on accounts receivable. On January 12, 2005, the Credit Agreement was further amended to increase our borrowing capacity from $4,000 to $5,000, subject to availability based on accounts receivable. There was $2,687 outstanding debt under the Credit Agreement at November 27, 2004, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. We have taken various actions operationally in an effort to substantially reduce our losses or to return to profitability in Fiscal 2005 including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year.

In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of certain employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. We have received waivers for these violations. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning the second quarter ending February 28, 2006 on our term debt agreements.

During Fiscal 2005, we intend to spend approximately $1.2 million for manufacturing equipment and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policy as well as the policies included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2004, may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

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

Forward-Looking Statements

Some of the Information included in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
(In thousands, except share and per share amounts)

Market Risk

We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

We are exposed to a floating interest rate risk from our Term Credit Facilities with Commerce Bank, a Minnesota state banking association, and, its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. We obtained two separate loans in the aggregate amount of $2,350. The first note, with Commerce Bank, in the amount of $1,200, is collateralized by our Victoria, Minnesota facility. The term of the first note is six years and had an original interest rate of 6.50% per annum for the first three years. Thereafter the interest rate will be adjusted to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event shall the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. In December 2004, we entered into amendments with Commerce Bank to address actual and potential covenant violations. As part of these amendments, the interest rate on this note was increased effective March 1, 2005, to and including October 31, 2006 from 6.5% to 7.5%. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is collateralized by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years and had an original interest rate of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 will be paid over a forty-eight month period that began on October 28, 2003. In December 2004, we entered into amendments with Commerce Financial Group, Inc. to address actual and potential covenant violations. As part of these amendments, the interest rate on this note will be increased effective March 1, 2005, to and including September 28, 2007 from 8.975% to 9.975%. A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

Item 4. Controls and Procedures

During the course of their audit of our consolidated financial statements for Fiscal 2004, which was completed on January 13, 2005 with the filing our Annual Report on Form 10-K for the year ended August 31, 2004, our former independent registered public accounting firm, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified three deficiencies in internal control. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the following: (i) the lack of segregation of duties and financial oversight controls at our Boulder facility, which in aggregate created an ineffective control environment, (ii) several revenue recognition errors that were not discovered during our normal closing procedures, and (iii) financial reporting. On January 12, 2005, KPMG LLP also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our SAP system.

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

We have discussed our corrective actions and future plans with our Audit Committee and we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the end of such period because of the material weaknesses identified above. The material weaknesses did not, however, impact the quality of the financial information provided on a quarterly basis.

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

Item 6. Exhibits

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

HEI, Inc.

Date: February 3, 2005	/s/ Timothy C. Clayton

Timothy C. Clayton
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.