Form 10-Q
period 2005-02-26
HEI INC
filed 2005-04-12
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

****

FORM 10-Q

****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended February 26, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___ to ___.

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

As of March 31, 2005 - 8,356,805 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEI, Inc.

Consolidated Balance Sheets
(In thousands, except per share and share data)

	February 26, 2005	August 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$69	$200
Restricted cash	—	481
Accounts receivable, net of allowance for doubtful accounts of $140 and $121, respectively	8,816	6,770
Inventories	7,932	6,787
Other current assets	1,298	1,221

Total current assets	18,115	15,459

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	22,420	21,432
Accumulated depreciation	(20,026)	(18,580)

Net property and equipment	6,933	7,391

Developed technology, less accumulated amortization of $262 and $231, respectively	123	185
Security deposit	1,580	1,580
Other long-term assets	534	497

Total assets	$27,285	$25,112

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,539	$1,310
Current maturities of long-term debt	368	403
Accounts payable	6,542	5,663
Accrued liabilities	3,631	4,669

Total current liabilities	14,080	12,045

Other long-term liabilities, less current maturities	1,470	1,277
Long-term debt, less current maturities	1,672	1,833

Total other long-term liabilities, less current maturities	3,142	3,110

Total liabilities	17,222	15,155

Shareholders’ equity:
Undesignated stock; 4,000,000 shares authorized; none issued	—	—
Common stock, $.05 par; 11,000,000 shares authorized; 8,357,000 and 8,357,000 shares issued and outstanding	418	418
Paid-in capital	22,426	22,426
Accumulated deficit	(12,574)	(12,452)
Notes receivable	(207)	(435)

Total shareholders’ equity	10,063	9,957

Total liabilities and shareholders’ equity	$27,285	$25,112

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	$13,736	$9,995	$27,808	$20,911
Cost of sales	10,869	9,544	21,984	19,396

Gross profit	2,867	451	5,824	1,515

Operating expenses:
Selling, general and administrative	2,344	2,061	4,387	3,818
Research, development and engineering	934	857	1,771	1,579
Costs related to investigation	—	504	—	757

Operating loss	(411)	(2,971)	(334)	(4,639)

Other income (expenses):
Interest expense	(180)	(98)	(349)	(167)
Gain on prepayment of promissory note	—	—	—	472
Litigation recovery	—	112	481	112
Other income (expense), net	54	(12)	80	—

Loss before income taxes	(537)	(2,969)	(122)	(4,222)

Income tax benefit	—	—	—	—

Net loss	$(537)	$(2,969)	$(122)	$(4,222)

Net loss per common share:
Basic	$(0.06)	$(0.41)	$(0.01)	$(0.59)
Diluted	$(0.06)	$(0.41)	$(0.01)	$(0.59)

Weighted average common shares outstanding:
Basic	8,357	7,232	8,357	7,140
Diluted	8,357	7,232	8,357	7,140

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	February 26, 2005	February 28, 2004
Cash flow from operating activities:
Net income (loss)	$(122)	$(4,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,307	1,347
Accounts receivable allowance	—	(20)
Loss on disposal of property and equipment	24	26
Gain on prepayment of promissory note	—	(472)
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	481	(679)
Accounts receivable	(2,046)	553
Inventories	(1,145)	536
Other current assets	(77)	(37)
Other assets	—	(35)
Accounts payable	879	1,223
Accrued liabilities and other long-term liabilities	(845)	33

Net cash flow used in operating activities	(1,544)	(1,747)

Cash flow from investing activities:
Additions to property and equipment	(768)	(309)
Proceeds from sale of assets	—	17
Additions to patents	(80)	(39)
Sale of technology	—	323

Net cash flow provided by (used in) investing activities	(848)	(8)

Cash flow from financing activities:
Proceeds from issuance of stock, net	—	3,239
Note repayment	227	46
Proceeds from long-term debt	—	2,200
Repayment of long-term debt	(196)	(2,435)
Net borrowings (repayments) on line of credit	2,229	(490)

Net cash flow provided by financing activities	2,261	2,560

Net increase (decrease) in cash and cash equivalents	(131)	805
Cash and cash equivalents, beginning of period	200	806

Cash and cash equivalents, end of period	$69	$1,611

Supplemental disclosures of cash flow information:
Interest paid	$349	$150

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2004 (“Fiscal 2004”). Interim results of operations for the three- and six-month periods ended February 26, 2005, may not necessarily be indicative of the results to be expected for the full year.

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

(2) Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $122 for the six months ended February 26, 2005 and incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At February 26, 2005, our sources of liquidity consisted of $69 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement, as amended, extends through January 1, 2006 and provides borrowing capacity up to $5,000, subject to availability based on accounts receivable. There was $3,539 outstanding debt under the Credit Agreement at February 26, 2005, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. Over the past six months, our revenue growth has required a substantial increase in accounts receivable, inventory and other working capital. We have taken various actions operationally which has resulted in a substantial reduction in our losses. We are implementing other actions in order to return to profitability in our fiscal year ending August 31, 2005 (“Fiscal 2005”) including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year. There can be no assurance we will return to profitability in our fiscal year ending August 31, 2005.

In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of certain employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. We have received waivers for these violations. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning in the quarter ending February 28, 2006 on our term debt agreements.

During Fiscal 2005, we intend to spend approximately $1.2 million for manufacturing equipment, computer software and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months. If there is a need for additional capital to meet our short and long-term objectives, we believe that other sources of financing are available including sales of common stock or our undesignated stock, additional external borrowing, customer or vendor financing or investments by strategic partners. There can be no assurance that additional capital will be available to us or on terms that are acceptable.

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

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net loss as reported	$(537)	$(2,969)	$(122)	$(4,222)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(407)	(515)	(815)	(928)

Net loss pro forma	$(944)	$(3,484)	$(937)	$(5,150)

Basic and diluted net loss per share as reported	$(0.06)	$(0.41)	$(0.01)	$(0.59)
Stock-based compensation income (expense)	(0.05)	(0.07)	(0.10)	(0.13)

Basic and diluted net loss per share pro forma	$(0.11)	$(0.48)	$(0..11)	$(0.72)

There were no options granted under our stock option plans during the three or six-months ended February 26, 2005.

(4) Developed Technology

Amortization expense for developed technology for the three-months and six-months ended February 26, 2005, and February 28, 2004, was $31, $62, $26 and $58, respectively. Amortization expense is estimated to be $124 during our fiscal year ending August 31, 2005, $57 during our fiscal year ending August 31, 2006 and $4 thereafter.

(5) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at February 26, 2005 and August 31, 2004:

	February 26,	August 31,
	2005	2004
Inventories:
Purchased parts	$5,468	$4,673
Work in process	591	789
Finished goods	1,873	1,325

	$7,932	$6,787

Accrued Liabilities:
Employee related costs	$1,523	$1,474
Deferred revenue	372	804
Customer deposits	881	418
Current maturities of long-term liabilities	406	805
Warranty reserve	160	139
Other accrued liabilities	289	1,029

	$3,631	$4,669

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$1,288	$1,471
Unfavorable operating lease, net	588	611

Total	$1,876	$2,082
Less current maturities	406	805

Total other long-term liabilities	$1,470	$1,277

(6) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first six months and three months of Fiscal 2005 and Fiscal 2004 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
For the Three Months Ended
February 26, 2005	$140	$83	$63	$160
February 28, 2004	$163	$0	$0	$163

For the Six Months Ended
February 26, 2005	$139	$103	$82	$160
February 28, 2004	$122	$97	$56	$163

(7) Long-Term Debt

Our long-term debt consists of the following:

	February 26,	August 31,
	2005	2004
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; collateralized by our Victoria facility	$1,165	$1,174
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	784	916
Capital lease obligation; collateralized with equipment	28	34
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	27	33
Commercial loans payable in fixed monthly principal installments of $12 through July 2005; collateralized with certain machinery and equipment	36	79

Total	2,040	2,236
Less current maturities	368	403

Total long-term debt	$1,672	$1,833

In Fiscal 2004, we obtained two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is collateralized by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is collateralized by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements and were likely to be in violation of a third covenant as of the end of our second quarter ended February 26, 2005. As a result, in December 2004, we entered into waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004, to address the actual and potential covenant violations. The waivers and amendments increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.

(8) Line of Credit

The Company has entered into a Credit Agreement which, as amended, expires on January 1, 2006 and has a maximum borrowing capacity of $5,000, subject to availability based on accounts receivable. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $3,539 and $1,310 as of February 26, 2005 and August 31, 2004, respectively. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective interest rate based on our average DSO of 58 days would be 18.7% annualized. During the first quarter of Fiscal 2005, we violated one covenant of the Credit Agreement and were likely to be in violation of a second covenant. As a result, in December 2004, we entered into waivers and amendments with Beacon Bank to address the actual and potential covenant violations.

(9) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $7,725 and $7,650, at February 26, 2005, and August 31, 2004, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(10) Net Income (Loss) per Share Computation

The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Basic:
Net loss	$(537)	$(2,969)	$(122)	$(4,222)
Net loss per share	$(0.06)	$(0.41)	$(0.01)	$(0.59)
Weighted average number of common shares outstanding	8,357	7,232	8,357	7,140
Diluted:
Net loss	$(537)	$(2,969)	$(122)	$(4,222)
Net loss per share	$(0.06)	$(0.41)	$(.01)	$(0.59)
Weighted average number of common shares outstanding	8,357	7,232	8,357	7,140
Assumed conversion of stock options	—	—	—	—
Weighted average common and assumed conversion shares	8,357	7,232	8,357	7,140

Approximately 1,830,900 and 1,960,900 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net income (loss) per common share as they are antidilutive for the three-and six-month period ended February 26, 2005 and February 28, 2004, respectively.

(11) Notes Receivable and Transactions with Former CEO

Notes Receivable — Officers and Directors

The Company has recorded notes receivable from certain officers and directors in connection with the exercise of stock options. These notes as amended provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at prime plus 1/2 per annum and have a term of five years with annual principal and interest installments through April 2, 2006. The unpaid portion of these notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

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

As of February 26, 2005, the principal portion of the notes receivable was $415 and the interest due the Company on these notes was $21. All principal and interest payments that were due on April 2, 2005 have been received by the Company and accordingly these receivable balances have been reclassified as other receivables as of February 26, 2005.

Anthony J. Fant Litigation

On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of February 26, 2005, the total combined judgment against Mr. Fant was approximately $2,255.

     We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold common stock previously held by Mr. Fant, $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we caused to be sold additional common stock previously held by Mr. Fant, $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery was recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which we recorded as income in the first quarter of Fiscal 2005. As of February 26, 2005, we have collected approximately $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments:		$2,255

Proceeds:
Garnishments		642
Sale of stock — reducing judgments	1,106
Sale of stock — fees paid	94

Total proceeds from sale of stock		1,200

Litigation recoveries		$1,842

(12) Major Customers

There were no customers where net sales represented over 10% of our revenue for the three months and six months ended February 26, 2005. For the three months ended February 28, 2004 one customer accounted for 10% and a second customer accounted for 16% of net sales. For the six months ended February 28, 2004 there was one customer that accounted for 16% of net sales.

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

Segment information is as follows:

	Three Months Ended February 26, 2005			Six Months Ended February 26, 2005
	Microelectronics	Advanced Medical		Microelectronics	Advanced Medical
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$8,401	$5,335	$13,736	$16,038	$11,770	$27,808
Gross profit	1,637	1,230	2,867	2,775	3,049	5,824
Operating income (loss)	(549)	138	(411)	(1,085)	751	(334)
Total assets	19,579	7,706	27,285	19,579	7,706	27,285
Depreciation and amortization	561	101	662	1106	201	1,307
Capital expenditures	410	20	430	733	35	768

	Three Months Ended February 28, 2004			Six Months Ended February 28, 2004
	Microelectronics	Advanced Medical		Microelectronics	Advanced Medical
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$5,297	$4,698	$9,995	$10,438	$10,473	$20,911
Gross profit	(463)	914	451	(663)	2,178	1,515
Operating income (loss)	(2,694)	(277)	(2,971)	(4,680)	41	(4,639)
Total assets	17,425	8,446	25,871	17,425	8,446	25,871
Depreciation and amortization	564	107	671	1163	184	1,347
Capital expenditures	161	36	197	221	88	309

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

Results of Operations

Three and Six Months Ended February 26, 2005 and February 28, 2004:

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results

	Three Months Ended				Six Months Ended
	February 26,		February 28,		February 26		February 28,
	2005		2004		2005		2004
Net sales	$13,736	100%	$9,995	100%	$27,808	100%	$20,911	100%
Cost of sales	10,869	79%	9,544	95%	21,984	79%	19,396	93%

Gross profit	2,867	21%	451	5%	5,824	21%	1,515	7%
Operating expenses	3,278	24%	3,422	34%	6,158	22%	6,154	29%

Operating loss	(411)	(3%)	(2,971)	(30%)	(334)	(1%)	(4,639)	(22%)
Other income (expense)	(126)	(1%)	2	0%	(212)	1%	417	2%

Loss before income taxes	(537)	(4%)	(2,969)	(30%)	(122)	(1%)	(4,222)	(20%)
Income tax benefit	—	0%	—	0%	—	0%	—	0%

Net loss	$(537)	(4%)	$(2,969)	(30%)	$(122)	(1%)	$(4,222)	(20%)

Net Sales

Net sales in the second quarter of Fiscal 2005 were $13,736, an increase of $3,741, or 37%, from the comparable quarter last year. Net sales for the six-months ended February 26, 2005 were $27,808 or an increase of 33% over sales of $20,911. This increase was driven by increases in sales in our primary markets of medical/hearing and communications products and improvements in our manufacturing capabilities to produce and ship more products in a quarter.

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

At February 26, 2005, our backlog for future orders was approximately $17,000, compared to approximately $18,000 at August 31, 2004. This decrease primarily reflects an improvement in our manufacturing capabilities as we are able to reduce the time between order and shipment. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market are as follows:

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Medical/Hearing	$10,948	$8,447	$22,243	$17,796
Communications	1,688	534	3,262	967
Industrial	1,100	1,014	2,303	2,148

Total Net Sales	$13,736	$9,995	$27,808	$20,911

Net sales analysis by market follows:

Sales to medical/hearing customers increased by $2,501 in the second quarter of Fiscal 2005 as compared with the second quarter of last fiscal year or an increase of 30%. For the six month period, sales in this market increased by $4,447 or 25%. This year sales in this market segment represented 80% of total net sales, as compared to 85% in both the three and six month periods of Fiscal 2004. This increase is driven by sales to new customers, increases in sales to existing customers, particularly with respect to insulin pump components, and a return to historical sales levels of products for defibrillators and hearing aids. Sales into new markets, such as for glucose monitoring systems, also contributed to the sales increase in the quarter. In addition, improvements in our manufacturing processes and capacity enabled us to manufacture and ship more product in the quarter.

Net sales to the communications products market increased $1,154 or 216% for the three-month period ended February 26, 2005, as compared to the second quarter of Fiscal 2004. This increase is largely a result of the improvement in the telecommunications markets and the realization of benefits from our much more narrowly focused sales efforts within the telecommunications market. Significant increases in sales for the quarter were in the areas of parallel optical interface assemblies and HEI modulator amplifiers.

Net sales to the industrial products market represent 8% of our total net sales for the three and six-month periods ended February 26, 2005, as compared to 10% for the three and six-month periods ended February 28, 2004. Industrial sales for the second quarter of Fiscal 2005 were virtually the same as the prior year. For the six month period, industrial sales increase by $155 or 7%. The slight increase in the revenue in this market is due to our efforts to maintain and grow our sales through active account management in this market as we focus on expanding our sales activity in our larger market segments.

Gross Profit

Gross profit was $2,867 or 21% of net sales for the three-months ended February 26, 2005 as compared to $451 or 4.5% of net sales for the three-months ended February 28, 2004. For the six-month periods, gross profit increased to $5,824 in Fiscal 2005 from $1,515 in Fiscal 2004 or an improvement of $4,309. The improvement in our gross profit was driven primarily by the increase in sales for both the three and six-month periods in Fiscal 2005. In addition, during Fiscal 2005, we were able to realize the improvement in our gross profit margins that are the result of actions taken over the past year to improve our manufacturing efficiency. The primary reason for the improvement in our profit margins is that we were able to reduce the time to manufacture products in the quarter and thereby spread our fixed manufacturing costs over a larger amount of products. In addition, the new procedures implemented over the past year have resulted in improved yields, reduced scrap, and reduced overtime in our manufacturing department. Our gross margins, however, are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant for the remainder of Fiscal 2005.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $283 or 14% for the three-month period ended February 26, 2005 as compared to the second quarter of Fiscal 2004. This increase is due to increase sales costs such as commissions and travel that relates to the increase in sales achieved in the quarter. In addition, we incurred higher levels of legal and accounting expenses in the second quarter associated with the completion of our Fiscal 2004 audit, filing of our Annual Report on Form 10-K, meetings with NASDAQ about our listing status, several system integration activities and other internal control related activities including costs associated with Sarbanes Oxley requirements. As a percentage of net sales, selling, general and administrative expenses decreased to 17% for the three-month period ended February 26, 2005, as compared to 21% for the comparable period last year. For the six-month period, selling, general and administrative expenses increased $569 or 15% in Fiscal 2005 as compared with the same period in Fiscal 2004. In addition to the factors noted above, the increase reflects higher legal expenses associated with restructuring our Boulder lease. As a percentage of net sales, selling, general and administrative expenses decreased to 16% for the six-month period ended February 26, 2005 versus 18% for the same period in Fiscal 2004. The decreases in these costs as a percentage of sales is related to the growth in our revenues for both the three and six month periods. We expect that our selling, general and administrative expenses will remain flat or decrease modestly in the upcoming quarters.

Research, development, and engineering expenses

Research, development, and engineering expenses increased $77 or 9% for the second quarter of Fiscal 2005 as compared to the second quarter of Fiscal 2004. For the six-months, research, development and engineering expenses increased $192 or 12% in the first six months of Fiscal 2005 as compared with the first six months of Fiscal 2004. This increase is the result of expanded design and development efforts associated with new customer programs, the continued work associated with our Link-It technology and increased efforts to enhance our proprietary products and manufacturing processes. As a percentage of net sales, research, development, and engineering expenses were 7% and 6% for the three and six-month periods ended February 26, 2005, respectively. In Fiscal 2004, research, development and engineering expenses as a percentage of sales were 9% and 8% for the three and six-month periods, respectively. The decrease of these expenses as a percentage of net sales in Fiscal 2005 is a result of the growth in our revenue base and our continued efforts to balance our commitment to maintain research and development efforts with our revenue levels. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels for the remainder of the year.

Costs related to investigation

During the first and second quarters of Fiscal 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $253 in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. See Note 11 to our unaudited consolidated financial statements. The Special Committee completed its investigation into such issues on December 14, 2003.

Other Income (Expense), Net

Interest expense for the three and six-month periods ended February 26, 2005 was $180 and $349, respectively, as compared with $98 and $167 for the three and six-month periods ended February 28, 2004. The increase in interest expense in Fiscal 2005 is due to higher average borrowing levels associated with funding the growth in our working capital requirements. As a result of the increase in sales levels in Fiscal 2005, we have had increases in both accounts receivable and inventories, which have been funded by additional borrowings on our Credit Agreement. For the first six months of Fiscal 2005, other income included a gain of $481 related to additional cash collections against the outstanding judgments against Mr. Fant, our former CEO. For the six-month period ended February 28, 2004, other income includes a gain of $472 recognized in connection with the prepayment of a promissory note.

Income Taxes

We did not record a tax provision in Fiscal 2005 or Fiscal 2004 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with our income in the quarter. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. The economic benefits of our net operating loss carryforwards to future years will continue until expired.

FINANCIAL CONDITION AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of our assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $188 for the six months ended February 26, 2005 and incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At February 26, 2005, our sources of liquidity consisted of $69 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement, as amended, extends through January 1, 2006 and provides borrowing capacity of up to $5,000, subject to availability based on accounts receivable. There was $3,539 outstanding debt under the Credit Agreement at February 26, 2005, and $1,809 at December 31, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. Over the past six months, our revenue growth has required a substantial increase in accounts receivable, inventory and other working capital. We have taken various actions operationally which has resulted in a substantial reduction in our losses. We are implementing other actions in order to return to profitability in Fiscal 2005 including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year. There can be no assurance we will return to profitability in our fiscal year ending August 31, 2005.

In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of certain employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. We have received waivers for these violations. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning in the quarter ending February 28, 2006 on our term debt agreements.

During Fiscal 2005, we intend to spend approximately $1.2 million for manufacturing equipment, computer software and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months. If there is a need for additional capital to meet our short and long-term objectives, we believe that other sources of financing are available including sales of common stock or our undesignated stock, additional external borrowing, customer or vendor financing or investments by strategic partners. There can be no assurance that additional capital will be available to us or on terms that are acceptable.

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

Item 4. Controls and Procedures

During the course of their audit of our consolidated financial statements for Fiscal 2004, which was completed on January 13, 2005 with the filing our Annual Report on Form 10-K for the year ended August 31, 2004, our former independent registered public accounting firm, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified three deficiencies in internal control which were considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses related to the following: (i) the lack of segregation of duties and financial oversight controls at our Boulder facility, which in aggregate created an ineffective control environment, (ii) several revenue recognition errors that were not discovered during our normal closing procedures, and (iii) financial reporting. On January 12, 2005, KPMG LLP also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our SAP system.

Prior to the identification of such deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to establish a proper control environment, including:

•	the replacement of our Controller at the Boulder facility;

•	implementing the SAP system for all of our financial reporting, including our Boulder facility;

•	adding controls and moving control related functions to our Victoria facility to eliminate opportunities to override controls over cash, accounts receivable and accounts payable;

•	the training of our accounting personnel at a KPMG revenue recognition seminar;

•	providing revenue recognition training for contract administration personnel;

•	adding revenue recognition review and approval control functions;

•	adding staff to accommodate the changes required; and

•	evaluating access controls needed within the SAP system.

We have discussed our corrective actions and future plans with our Audit Committee and we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness.

Our management team, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2006.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on March 2, 2005. Of the 8,356,805 shares of common stock outstanding and entitled to vote at the meeting, 7,252,581 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

     1. To elect two (2) directors to hold office for a term of three years ending in 2008.

Name of Nominee	For	Withhold
Michael J. Evers	6,977,245	290,174
Robert W. Heller	7,102,515	164,904

The following directors also continue to serve: Timothy Floeder (term expires in 2006), Mack V. Traynor, III (term expires in 2006), George M. Heenan (term expires in 2007), and Dennis J. Leisz (term expires in 2007).

2. To approve an amendment to increase the number of shares authorized for issuance under the Company’s 1998 Stock Option Plan from 1,650,000 to 2,000,000.

For:	1,845,240
Against:	517,891
Abstain:	12,187
Broker Non-Vote:	4,892,101

This proposal was not approved.

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

HEI, Inc.

Date: April 12, 2005	/s/ Timothy C. Clayton

Timothy C. Clayton
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.