Form 10-Q
period 2005-05-28
HEI INC
filed 2005-07-12
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

****

FORM 10-Q

****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 28, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 30, 2005 — 8,394,187 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(In thousands, except per share and share data)

	May 28, 2005	August 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$508	$200
Restricted cash	—	481
Accounts receivable, net of allowance for doubtful accounts of $140 and $121, respectively	8,330	6,770
Inventories	8,315	6,787
Other current assets	960	1,221

Total current assets	18,113	15,459

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	22,936	21,432
Accumulated depreciation	(20,323)	(18,580)

Net property and equipment	7,152	7,391

Developed technology, less accumulated amortization of $292 and $231, respectively	93	185
Security deposits	1,580	1,580
Other long-term assets	511	497

Total assets	$27,449	$25,112

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$1,310
Current maturities of long-term debt	433	403
Accounts payable	5,973	5,663
Accrued liabilities	4,448	4,669

Total current liabilities	10,854	12,045

Other long-term liabilities, less current maturities	1,215	1,277
Long-term debt, less current maturities	1,762	1,833

Total other long-term liabilities, less current maturities	2,977	3,110

Total liabilities	13,831	15,155

Shareholders’ equity:
Undesignated stock; 1,833,000 and 4,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 130,538 outstanding; liquidation preference at $26.00 per share (total liquidation preference $3.4 million)	7	—
Common stock, $.05 par; 11,000,000 shares authorized; 8,394,000 and 8,357,000 shares issued and outstanding	420	418
Paid-in capital	26,771	22,426
Accumulated deficit	(13,373)	(12,452)
Notes receivable-related parties-former officers and directors	(207)	(435)

Total shareholders’ equity	13,618	9,957

Total liabilities and shareholders’ equity	$27,449	$25,112

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$13,755	$11,131	$41,563	$32,042
Cost of sales	11,185	9,980	33,170	29,376

Gross profit	2,570	1,151	8,393	2,666

Operating expenses:
Selling, general and administrative	1,995	1,999	6,381	5,817
Research, development and engineering	690	737	2,462	2,316
Gain on claim settlement	(300)	—	(300)	—
Costs related to investigation	—	94	—	851

Operating income (loss)	185	(1,679)	(150)	(6,318)

Other income (expenses):
Interest expense	(148)	(60)	(498)	(227)
Gain on prepayment of promissory note	—	—	—	472
Litigation recovery	—	687	481	799
Other income (expense), net	236	23	318	23

Income (loss) before income taxes	273	(1,029)	151	(5,251)
Income taxes	—	—	—	—

Net income (loss)	$273	$(1,029)	$151	$(5,251)

Deemed dividend on Preferred Stock	$1,072	$—	$1,072	$—

Net loss attributable to common stock holders	$(799)	$(1,029)	$(921)	$(5,251)

Earnings (loss) per common share:
Basic & Diluted:
Net Income (loss)	$0.03	$(0.12)	$0.02	$(0.70)
Deemed dividend on Preferred Stock	$(0.13)	$—	$(0.13)	$—

Net loss attributable to common stock holders	$(0.10)	$(0.12)	$(0.11)	$(0.70)

Weighted average common shares outstanding:
Basic	8,381	8,310	8,365	7,533
Diluted	8,381	8,310	8,365	7,533

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	May 28, 2005	May 29, 2004
Cash flow from operating activities:
Net income (loss)	$151	$(5,251)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,893	2,054
Accounts receivable allowance	—	(20)
Loss on disposal of property and equipment	40	18
Gain on prepayment of promissory note	—	(472)
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	481	(562)
Accounts receivable	(1,560)	(724)
Inventories	(1,528)	(60)
Other current assets	261	(46)
Other assets	(14)	(22)
Accounts payable	309	2,387
Accrued liabilities and other long-term liabilities	(283)	(943)

Net cash flow used in operating activities	(250)	(3,641)

Additions to property and equipment	(1,519)	(520)
Proceeds from sale of assets	—	17
Additions to patents	(80)	(64)
Sale of technology	—	323

Net cash flow provided by (used in) investing activities	(1,599)	(244)

Cash flow from financing activities:
Proceeds from issuance of stock, net	3,280	3,374
Note repayment	227	70
Proceeds from long-term debt	—	2,200
Repayment of long-term debt	(40)	(2,523)
Net borrowings (repayments) on line of credit	(1,310)	294

Net cash flow provided by financing activities	2,157	3,415

Net increase (decrease) in cash and cash equivalents	308	(470)
Cash and cash equivalents, beginning of period	200	806

Cash and cash equivalents, end of period	$508	$336

Supplemental disclosures of cash flow information:
Interest paid	$498	$210

Deemed dividend on preferred stock	$1,072	$—

Capital lease obligations related to property and equipment	$250	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2004 (“Fiscal 2004”). Interim results of operations for the three- and nine-month periods ended May 28, 2005, may not necessarily be indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year ending August 31.

Summary of Significant Accounting Policies

     Revenue Recognition. Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. We have a limited number of customer arrangements with customers which require that we retain ownership of inventory until it has been received by the customer, until it is accepted by the customer, or in one instance, until the customer places the inventory into production at its facility. There are no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements is recognized upon receipt by the customer, upon acceptance by the customer or when the inventory is utilized by the customer in its manufacturing process. Our Advanced Medical Operations (“AMO”) provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

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

     (2) Private Placement of Preferred Stock and Deemed Dividend

Sale of Preferred Stock

On May 9, 2005, we completed the sale of 130,538 shares of our Series A convertible preferred stock, referred to as preferred stock, in a private placement to a group of institutional and accredited investors. Gross proceeds to us from the offering were $3.4 million. Each share of preferred stock is convertible into ten shares of our common stock, which in the aggregate would represent an additional 1,305,380 shares of common stock. The purchase price of the preferred stock was $26.00 per share. In connection with the financing, we also issued to the investors and the agent five-year warrants to purchase up to 527,152 shares of common stock at an exercise price of $3.05 per share. If the warrant holders exercise the warrants in full we would receive an additional approximately $1.6 million in cash proceeds. There are no dividend, coupon or redemption rights associated with our preferred stock; however our preferred stock includes a liquidation preference. We have agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on The Nasdaq Stock Market, Inc. We paid a $25 fee and issued warrants to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share as compensation to the placement agent who assisted in the private placement.

In the event that the Company liquidates or dissolves, the holders of each outstanding share of preferred stock will be entitled to receive an amount equal to $26.00 per share, plus any declared but unpaid dividends, in preference to the holders of our common stock or any other class of our capital stock ranking junior to our preferred stock. After the full payment of the preference amount to the holders of our preferred stock, and provision or payment of our debts and other liabilities, our remaining assets or property are distributable upon such liquidation shall be distributed pro rata among the holders of our common stock.

Deemed Dividend on Preferred Stock

In view of the fact that the preferred stock contains an embedded beneficial conversion feature, we have recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. We have treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net income (loss) to “net income (loss) available to common stockholders.”

(3) Liquidity

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We generated net income of $151 for the nine months ended May 28, 2005. We incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At May 28, 2005, our sources of liquidity consisted of $508 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement, as amended, extends through September 1, 2006 and provides borrowing capacity up to $5,000, subject to availability based on accounts receivable. There was no amounts outstanding debt under the Credit Agreement at May 28, 2005.

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

In the event cash flows are not sufficient to fund operations at the present level measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of certain employees. Our lending arrangements contain debt covenants, several of which we did not maintain in Fiscal 2004 and early Fiscal 2005. We have received waivers for these violations. We do not foresee any violations of debt agreements, as amended, for the remainder of Fiscal 2005. We will be required to maintain a debt service coverage ratio of 1.2 to 1 beginning in the quarter ending February 28, 2006 calculated based on operating results for the preceeding twelve month period.

During Fiscal 2005, we intend to spend approximately $1.8 million for manufacturing equipment, computer software and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the AMO operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, the recent sale of preferred stock and the extension and increase of our accounts receivable agreement with Beacon Bank, referred to as the Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months. If there is a need for additional capital to meet our short and long-term objectives, we believe that other sources of financing are available including sales of common stock or our undesignated stock, additional external borrowing, customer or vendor financing or investments by strategic partners. There can be no assurance that additional capital will be available to us or on terms that are acceptable.

(4) Stock Based Compensation

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

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net loss attributable to common stockholders as reported	$(799)	$(1,029)	$(921)	$(5,251)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(259)	(461)	(1,074)	(1,368)

Net loss pro forma	$(1,058)	$(1,490)	$(1,995)	$(6,619)

Basic and diluted net loss per share attributable to common stockholders as reported	$(0.10)	$(0.12)	$(0.11)	$(0.70)
Stock-based compensation income (expense)	(0.03)	(0.06)	(0.13)	(0.18)

Basic and diluted net loss per share pro forma	$(0.13)	$(0.18)	$(0.24)	$(0.88)

There were 80,000 options granted under our stock option plans during the three and nine-months ended May 28, 2005.

(5) Developed Technology

Amortization expense for developed technology for the three months and nine months ended May 28, 2005 was $31 and $92, respectively, and for the three months and nine months ended May 29, 2004, was $26 and $84, respectively. Amortization expense is estimated to be $124 during our fiscal year ending August 31, 2005, $57 during our fiscal year ending August 31, 2006 and $4 thereafter.

(6) Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at May 28, 2005 and August 31, 2004:

	May 28,	August 31,
	2005	2004
Inventories:
Purchased parts	$6,020	$4,673
Work in process	865	789
Finished goods	1,430	1,325

	$8,315	$6,787

Accrued Liabilities:
Employee related costs	$1,198	$1,474
Deferred revenue	260	804
Customer deposits	1,891	418
Current maturities of long-term liabilities	309	805
Warranty reserve	223	139
Other accrued liabilities	567	1,029

	$4,448	$4,669

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$946	$1,471
Unfavorable operating lease, net	578	611

Total	$1,524	$2,082
Less current maturities	309	805

Total other long-term liabilities	$1,215	$1,277

(7) Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first nine months and three months of Fiscal 2005 and Fiscal 2004 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
For the Three Months Ended
May 28, 2005	$160	$90	$27	$223
May 29, 2004	$163	$0	$0	$163
For the Nine Months Ended
May 28, 2005	$139	$174	$90	$223
May 29, 2004	$122	$128	$87	$163

(8) Long-Term Debt

Our long-term debt consists of the following:

	May 28,	August 31,
	2005	2004
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $980 due in November 2009; collateralized by our Victoria facility	$1,149	$1,174
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	715	916
Capital lease obligation; collateralized with equipment	292	34
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	24	33
Commercial loans payable in fixed monthly principal installments of $12 through July 2005; collateralized with certain machinery and equipment	15	79

Total	2,195	2,236
Less current maturities	433	403

Total long-term debt	$1,762	$1,833

In Fiscal 2004, we obtained two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is collateralized by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $980 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is collateralized by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements and were likely to be in violation of a third covenant as of the end of our second quarter ended May 28, 2005. As a result, in December 2004, we entered into waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004, to address the actual and potential covenant violations. The waivers and amendments increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.

In the third quarter we entered into two leases to finance the acquisition of two pieces of equipment. The total capital cost of the equipment is approximately $250. The leases are for a three year term and enable us to renew the lease at the end of the term or to purchase the equipment at a price not to exceed 20% of the original acquisition price.

(9) Line of Credit

We entered into a Credit Agreement which, as amended, expires on January 1, 2006 and has a maximum borrowing capacity of $5,000, subject to availability based on accounts receivable. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. There was no balance outstanding on the line of credit as of May 28, 2005 and $1,310 was outstanding on August 31, 2004. The Credit Agreement bears an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable and a monthly minimum of $1.5 in processing fees for the first six months the Credit Agreement is in place. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective interest rate based on our average DSO of 58 days would be 17.9% annualized. During the first quarter of Fiscal 2005, we violated one covenant of the Credit Agreement and were likely to be in violation of a second covenant. As a result, in December 2004, we entered into waivers and amendments with Beacon Bank to address the actual and potential covenant violations.

On July 7, 2005 we entered into an amendment of this agreement which revised the interest rate to Prime plus 2.75% and extended the term of the agreement to September 1, 2006. The maximum borrowing capacity remains at $5.0 million, subject to availability based on our accounts receivable balances, and there is an immediate discount of .85% for processing. The Credit Agreement continues to be collateralized by our accounts receivable, inventory and general intangibles.

(10) Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $7,450 and $7,650, at May 28, 2005, and August 31, 2004, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(11) Net Income (Loss) per Share Computation

The components of net income (loss) per basic and diluted share are as follows:

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Basic:
Net income (loss)	$273	$(1,029)	$151	$(5,251)
Net loss attributable to common stockholders	$(799)	$(1,029)	$(921)	$(5,251)
Net income (loss) per share	$0.03	$(0.12)	$0.02	$(0.70)
Net loss attributable to common stockholders per share	$(0.10)	$(0.12)	$(0.11)	$(0.70)
Weighted average number of common shares outstanding	8,381	8,310	8,365	7,533
Diluted:
Net income (loss)	$273	$(1,029)	$151	$(5,251)
Net loss attributable to common stockholders	$(799)	$(1,029)	$(921)	$(5,251)
Net income (loss) per share	$0.03	$(0.19)	$0.02	$(0.70)
Net loss attributable to common stockholders per share	$(0.10)	$(0.12)	$(0.11)	$(0.70)
Weighted average number of common shares outstanding	8,381	8,310	8,365	7,533
Assumed conversion of preferred stock	—	—	—	—
Assumed conversion of stock options	—	—	—	—
Weighted average common and assumed conversion shares	8,381	8,310	8,365	7,533

Approximately 2,366,677 and 1,810,650 shares of our common stock under stock options and warrants have been excluded from the calculation of diluted net income (loss) per common share as they are antidilutive for the three-and nine-month period ended May 28, 2005 and May 29, 2004, respectively.

(12) Notes Receivable Related Parties — Officers and Former Directors and Transactions with Former CEO

Notes Receivable — Related Parties—Officers and Former Directors

We recorded notes receivable from certain officers and directors in connection with the exercise of stock options. These notes as amended provide for full recourse to the individuals, bear interest at prime with the exception of one individual at prime plus 1/2 per annum and have a term of five years with interest only payments in the first two years and annual principal and interest installments thereafter through April 2, 2006. The unpaid portion of these notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

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

As of May 28, 2005, the principal portion of the notes receivable was $208. All principal and interest payments that were due on April 2, 2005 have been received by the Company.

Anthony J. Fant Litigation

On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of May 28, 2005, the total combined judgment against Mr. Fant was approximately $2,255.

We have obtained, through garnishments, in excess of approximately $112 from Mr. Fant’s accounts that was recognized as a recovery in the second quarter of Fiscal 2004. We have also caused to be sold common stock previously held by Mr. Fant, $634 of the proceeds from that sale reduced judgments against Mr. Fant. We obtained approximately $49 from other garnishments that were recognized as a recovery in the third quarter of Fiscal 2004. In May 2004, we caused to be sold additional common stock previously held by Mr. Fant, $472 of the proceeds from that sale reduced judgments against Mr. Fant. This judgment recovery was recorded as income in the fourth quarter of Fiscal 2004. In June 2004, we obtained $481 through a garnishment of assets previously held by Mr. Fant which we recorded as income in the first quarter of Fiscal 2005. As of May 28, 2005, we have collected approximately $1,748, which partially reduces our total judgment against Mr. Fant. We continue to seek to collect on our remaining judgment amount in Minnesota and other states where it is believed that Mr. Fant may have non-exempt and unencumbered assets. There is no assurance that we will be able to collect the full amounts of our judgments against Mr. Fant.

Total Judgments:		$2,255

Proceeds:
Garnishments		642
Sale of stock — reducing judgments	1,106
Sale of stock — fees paid	94

Total proceeds from sale of stock		1,200

Litigation recoveries		$1,842

(13) Major Customers

There were no customers where net sales represented over 10% of our revenue for the three months and nine months ended May 28, 2005. For the three months ended May 29, 2004 one customer accounted for 14% and a second customer accounted for 10% of net sales. For the nine months ended May 29, 2004 there was one customer that accounted for 15% of net sales and another customer that accounted for 12% of net sales.

(14) Geographic Data

Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended May 28				Nine Months Ended May 28
	2005		2004		2005		2004
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales

United States	$9,344	68%	$7,947	71%	$28,939	70%	$21,176	66%
Canada / Mexico	799	6%	1,200	11%	3,249	8%	3,925	12%
Europe	1,673	12%	707	6%	4,000	10%	3,261	10%
Asia-Pacific	1,928	14%	1,272	11%	5,135	12%	3,656	11%
South America	11	0%	5	0%	240	1%	24	0%

Total	$13,755		$11,131		$41,563		$32,042

(15) Segments

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

Segment information is as follows:

	Three Months Ended May 28, 2005			Nine Months Ended May 28, 2005
	Microelectronics	Advanced Medical		Microelectronics	Advanced Medical
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$8,150	$5,605	$13,755	$24,188	$17,375	$41,563
Gross profit	1,356	1,214	2,570	4,130	4,263	8,393
Operating income (loss)	(481)	666	185	(1,567)	1,417	(150)
Total assets	19,379	8,070	27,449	19,379	8,070	27,449
Depreciation and Amortization	484	102	586	1,590	303	1,893
Capital expenditures	741	10	751	1,554	45	1,599

	Three Months Ended May 29, 2004			Nine Months Ended May 29, 2004
	Microelectronics	Advanced Medical		Microelectronics	Advanced Medical
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$6,077	$5,054	$11,131	$16,516	$15,526	$32,042
Gross profit	303	848	1,151	(360)	3,026	2,666
Operating income (loss)	(1,438)	(241)	(1,679)	(6,118)	(200)	(6,318)
Total assets	17,071	8,796	25,867	17,071	8,796	25,867
Depreciation and amortization	599	108	707	1,762	292	2,054
Capital expenditures	233	42	275	454	130	584

(16) Commitments and Contingencies

We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. On September 27, 2004, this facility was sold by Eastside Properties, LLC to Titan Real Estate Investment Group, Inc., referred to as Titan. On October 1, 2004, we signed a 15-year new lease with Titan’s affiliate, Boulder Investor’s LLC, at substantially reduced rental rates. Under the terms of the new lease, $1,350 of our deposit will be refunded to us if after completing four consecutive quarters of positive EBIDTA, as derived from our financial statements and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. As a part of the purchase accounting for the acquisition of our AMO, we had established a $3,110 reserve relating to the future estimated lease payments of our Boulder facility. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. The lease provides for two options to extend the 15-year lease for a period of five years each as defined in the lease agreement. In April 2005, we entered into a ten year sub-lease of approximately 25,000 square feet of vacant space in this facility. This lease provides for rental payments and reimbursement of operating costs of approximately $0.3 million commencing in January 2006. We are continuing to look for sublease tenants for the remaining 25,000 square feet of vacant space.

(17) Gain on claim settlement

During the third quarter of Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs was a gain of $300,000. All the cash related to this settlement was received in the third quarter of Fiscal 2005.

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

Results of Operations

Three and Nine months ended May 28, 2005 and May 29, 2004:

The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

Selected Operating Results

	Three Months Ended				Nine Months Ended
	May 28,		May 29,		May 28,		May 29,
	2005		2004		2005		2004
Net sales	$13,755	100%	$11,131	100%	$41,563	100%	$32,042	100%
Cost of sales	11,185	81%	9,980	90%	33,170	80%	29,376	92%

Gross profit	2,570	19%	1,151	10%	8,393	20%	2,666	8%
Operating expenses	2,385	17%	2,830	25%	8,543	21%	8,984	28%

Operating loss	185	1%	(1,679)	(15%)	(150)	(1)%	(6,318)	(20%)
Other income (expense)	88	1%	650	6%	301	1%	1,067	3%

Net income (loss)	$273	2%	$(1,029)	(9%)	$151	1%	$(5,251)	(17%)

Net Sales

Net sales in the third quarter of Fiscal 2005 were $13,755, an increase of $2,624, or 24%, from the comparable quarter last year. Net sales for the nine-months ended May 28, 2005 were $41,563 or an increase of 30% over sales of $32,042 for the comparable period last year. This increase was driven by increases in sales in our primary markets of medical/hearing and communications products and improvements in our manufacturing capabilities to produce and ship more products in a quarter.

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

At May 28, 2005, our backlog for future orders was approximately $16,600, compared to approximately $18,000 at August 31, 2004. This decrease primarily reflects an improvement in our manufacturing capabilities as we are able to reduce the time between order and shipment. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales by market are as follows:

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Medical/Hearing	$11,234	$9,159	$33,477	$26,954
Communications	1,224	839	4,486	1,807
Industrial	1,297	1,133	3,600	3,281

Total Net Sales	$13,755	$11,131	$41,563	$32,042

Net sales analysis by market follows:

Net sales to medical/hearing customers increased by $2,075 in the third quarter of Fiscal 2005 as compared with the third quarter of last fiscal year or an increase of 23%. For the nine month period of Fiscal 2005, sales in this market increased by $6,523 or 24%. This year sales in this market segment represented 81% of total net sales, as compared to 82% in both the three and nine month periods of Fiscal 2004. This increase is driven by sales to new customers, increases in sales to existing customers, particularly with respect to insulin pump components, and a return to historical sales levels of products for defibrillators and hearing aids. Sales into new markets, such as for glucose monitoring systems, also contributed to the sales increase in the quarter. In addition, improvements in our manufacturing processes and capacity enabled us to manufacture and ship more product in the quarter.

Net sales to the communications products market increased $385 or 46% for the three-month period ended May 28, 2005, as compared to the third quarter of Fiscal 2004. For the nine month period, net sales to the communication products market increased $2,679 or 148%. The increases in both the three and nine month periods is largely a result of the improvement in the telecommunications markets and the realization of benefits from our much more narrowly focused sales efforts within the telecommunications market. Significant increases in sales for the quarter were in the areas of parallel optical interface assemblies and HEI modulator amplifiers.

Net sales to the industrial products market represent 9% of our total net sales for the three and nine-month periods ended May 28, 2005, as compared to 10% for the three and nine-month periods ended May 29, 2004. Industrial sales for the third quarter of Fiscal 2005 increased 14% over the third quarter of the prior year. For the nine month period, industrial sales increased by 10% over the same period of the prior year. The slight increase in the revenue in this market is due to our efforts to maintain and grow our sales through active account management in this market as we focus on expanding our sales activity in our larger market segments.

Gross Profit

Gross profit was $2,570 or 19% of net sales for the three-months ended May 28, 2005 as compared to $1,151 or 10% of net sales for the three-months ended May 29, 2004. For the nine-month periods, gross profit increased to $8,393 in Fiscal 2005 from $2,666 in Fiscal 2004 or an improvement of $5,727. The improvement in our gross profit was driven primarily by the increase in sales for both the three and nine-month periods in Fiscal 2005. In addition, during Fiscal 2005, we were able to realize the improvement in our gross profit margins that are the result of actions taken over the past year to improve our manufacturing efficiency. The primary reason for the improvement in our profit margins is that we were able to reduce the time to manufacture products in the quarter and thereby spread our fixed manufacturing costs over a larger amount of products. In addition, the new procedures implemented over the past year have resulted in improved yields, reduced scrap, and reduced overtime in our manufacturing department. Our gross margins, however, are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant for the remainder of Fiscal 2005.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,995 for the three-month period ended May 28, 2005, which is virtually the same as in the third quarter of Fiscal 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 15% for the three-month period ended May 28, 2005, as compared to 18% for the comparable period last year. For the nine-month period, selling, general and administrative expenses increased $564 or 10% in Fiscal 2005 as compared with the same period in Fiscal 2004. This increase is due to higher levels of legal and accounting expenses associated with the completion of our Fiscal 2004 audit, filing of our Annual Report on Form 10-K, meetings with NASDAQ about our listing status and other internal control related activities including costs associated with Sarbanes-Oxley requirements. As a percentage of net sales, selling, general and administrative expenses decreased to 15% for the nine-month period ended May 28, 2005 versus 18% for the same period in Fiscal 2004. The decreases in these costs as a percentage of sales is related to the growth in our revenues for both the three and nine month periods. We expect that our selling, general and administrative expenses will remain flat or increase slightly in the upcoming quarters.

Research, development, and engineering expenses

Research, development, and engineering expenses decreased $47 or 6% for the third quarter of Fiscal 2005 as compared to the third quarter of Fiscal 2004. For the nine-months of Fiscal 2005, research, development and engineering expenses increased $146 or 3% as compared with the first nine months of Fiscal 2004. This increase is the result of expanded design and development efforts associated with new customer programs and increased efforts to enhance our proprietary products and manufacturing processes. As a percentage of net sales, research, development, and engineering expenses were 5% and 6% for the three and nine-month periods ended May 28, 2005, respectively. In Fiscal 2004, research, development and engineering expenses as a percentage of net sales were 6% and 7% for the three and nine-month periods, respectively. The decrease of these expenses as a percentage of net sales in Fiscal 2005 is a result of the growth in our revenue base and our continued efforts to balance our commitment to maintain research and development efforts with our revenue levels. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels.

Gain on claim settlement

During the third quarter of Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs, was a gain of $300,000. All the cash related to this settlement was received in the third quarter of Fiscal 2005.

Costs related to investigation

During the three and nine months of Fiscal 2004, we directly, and on behalf of the Special Committee of our Board of Directors, incurred outside legal and accounting costs of $94 and $851, respectively, in connection with our litigation against, and other issues involving, Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President. See Note 12 to our unaudited consolidated financial statements. The Special Committee completed its investigation into such issues on December 14, 2003.

Other Income (Expense), Net

Interest expense for the three and nine-month periods ended May 28, 2005 was $148 and $498, respectively, as compared with $60 and $227 for the three and nine-month periods ended May 29, 2004. The increase in interest expense in Fiscal 2005 is due to higher average borrowing levels associated with funding the growth in our working capital requirements. As a result of the increase in sales levels in Fiscal 2005, we have had increases in both accounts receivable and inventories, which have been funded by additional borrowings on our Credit Agreement. For the three months ended May 28, 2005, other income included a gain on recoveries on a previously written off note receivable of approximately $237. In addition, for the nine month period of Fiscal 2005, other income included a gain of $481 related to additional cash collections against the outstanding judgments against Mr. Fant. For the three and nine months of Fiscal 2004, other income included a gain of $687 and $799, respectively, related to cash collections against the outstanding judgments against Mr. Fant. For the nine-month period ended February 28, 2004, other income also included a gain of $472 recognized in connection with the prepayment of a promissory note.

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

Deemed Dividend on Preferred Stock

In view of the fact that the preferred stock that was issued in the third quarter of Fiscal 2005 contained an embedded beneficial conversion feature, we recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The deemed dividend on preferred stock is a reconciling item on the statement of operations to adjust reported net income (loss) to “net income (loss) available to common stockholders.”

FINANCIAL CONDITION AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of our assets and the satisfaction of liabilities will occur in the normal course of business. We generated net income of $273 for the three months ended May 28, 2005 and of $151 for the first nine months of Fiscal 2005. We incurred a net loss of $7,009 for the year ended August 31, 2004.

We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

On May 9, 2005, we completed the sale of 130,538 shares of our preferred stock in a private placement to a group of institutional and accredited investors. Gross proceeds to us from the offering was $3.4 million. Each share of preferred stock is convertible into ten shares of our common stock, which in the aggregate would represent an additional 1,305,380 shares of common stock. The purchase price of the preferred stock was $26.00 per share. In connection with the financing, we also issued to the investors and the agent five-year warrants to purchase up to 527,152 shares of common stock at an exercise price of $3.05 per share. If the warrant holders exercise the warrants in full we would receive an additional approximately $1.6 million in cash proceeds. We utilized the proceeds of the sale of the preferred stock to repay our outstanding balances on our Credit Agreement and for other working capital purposes.

At May 28, 2005, our sources of liquidity consisted of $508 of cash and cash equivalents and our Credit Agreement with Beacon Bank of Shorewood, Minnesota. The Credit Agreement, as amended, extends through September 1, 2006 and provides borrowing capacity of up to $5,000, subject to availability based on accounts receivable. There were no amounts outstanding under the Credit Agreement at May 28, 2005. We expect to utilize the borrowing facility in the near term for working capital purposes and to fund capital additions.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures and maintaining of debt compliance. The losses due to the operational problems encountered throughout Fiscal 2004 strained our cash flows and consumed much of the additional funds raised in the year including the proceeds from our private placement of common stock and the collection of monies from the judgments against our former Chief Executive Officer, President and Chairman. Over the past nine months, our revenue growth has required a substantial increase in accounts receivable, inventory and other working capital. We have taken various actions operationally which has resulted in a substantial reduction in our losses. We are implementing other actions in order to return to profitability in Fiscal 2005 including, but not limited to, production improvement initiatives and continuing progress in understanding key drivers via systems upgrades that will improve management decision making. In addition to the operational improvements, we continue to scrutinize our cost structure for savings. In October 2004, we entered into a new lease arrangement for our Boulder facility which is expected to reduce lease payments approximately $500 per year. There can be no assurance we will return to profitability in our fiscal year ending August 31, 2005.

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

During Fiscal 2005, we intend to spend approximately $1.8 million for manufacturing equipment, computer software and to make minor facility improvements. These additions, if made, are expected to increase efficiency through the further integration of the Boulder operations and increase manufacturing capacity to meet anticipated production requirements and add technological capabilities. It is expected that these expenditures will be funded from operations, existing cash and cash equivalents and available debt financing for the next 12 months. In the event there is insufficient capital funds for this spending it will be deferred into the future which may impact our ability to integrate the operations of all facilities and may prevent us from increasing manufacturing capacity.

Management believes that, as a result of the recent sale of preferred stock, the financial restructuring actions it has taken in Fiscal 2005 and Fiscal 2004 to reduce cash expenditures, the continuing efforts to increase revenues from continuing customers and to generate new customers in various market sectors, and the extension and increase of our Credit Agreement, we expect to meet our operational working capital and investment requirements for the next 12 months. If there is a need for additional capital to meet our short and long-term objectives, we believe that other sources of financing are available including sales of common stock or our undesignated stock, additional external borrowing, customer or vendor financing or investments by strategic partners. There can be no assurance that additional capital will be available to us or on terms that are acceptable.

Contractual Obligations

In April 2005 we exercised our option to extend our lease on our Tempe, Arizona facility for a period of five years beyond the current expiration date of July 31, 2005. Base rent will be approximately $100 per year for the term of the lease.

New Accounting Pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R). If we elect to implement SFAS No. 123(R) on September 1, 2005 using the modified prospective method, we expect that the impact on 2006 earnings will be in the range of $1.5 to $2.6 million.

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

Revenue Recognition. Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. We have a limited number of customer arrangements with customers which require that we retain ownership of inventory until it has been received by the customer, until it is accepted by the customer, or in one instance, until the customer places the inventory into production at its facility. There are no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements is recognized upon receipt by the customer, upon acceptance by the customer or when the inventory is utilized by the customer in its manufacturing process. Our AMO provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our management team, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent second party consulting firm. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2006.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 23, 2004, we commenced litigation against Colorado MEDtech, LLC, referred to as CMED LLC, its successor, Colorado MEDtech,Inc., referred to as CMED, and a related entity, CIVCO Holding, Inc. in the United States District Court for the District of Colorado. The complaint alleges breach of contract/warranty; several counts of fraud including misrepresentation, omission, and fraudulent transfer; civil conspiracy; and counts for alter ego and successor liability. On May 17, 2005 the parties entered into an agreement to settle this dispute whereby we received a cash payment of approximately $0.4 million.

Item 6. Exhibits

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

HEI, Inc.
Date: July 12, 2005	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Office

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.