Form 10-K
period 2005-08-31
HEI INC
filed 2005-11-23
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005.

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
Common Stock, Par Value $.05 Per Share
(Title of Class)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value, in thousands, of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal quarter (based on the closing price as reported by the NASDAQ National Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26.0 million.
     As of November 15, 2005, 9,479,000 of the registrant’s common shares, par value $.05 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

FORWARD-LOOKING STATEMENTS
      Some of the information included in this Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors included in Item 1 of this Annual Report on Form 10-K provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.
GENERAL INFORMATION
      HEI, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. All dollar amounts are in thousands of United States dollars except for per share amounts.

PART I
Item 1. Business.
Business Development
      We are a Minnesota corporation originally incorporated as Hybrid Electronics Inc. in 1968. We changed our name to HEI, Inc. in 1969. On January 24, 2003, we acquired certain assets and assumed certain liabilities of Colorado MEDtech, Inc.’s (“CMED”) Colorado operations (a business unit of CMED or our Advanced Medical Operations (“AMO”)) in a business combination accounted for as a purchase. The consolidated financial statements of the Company include the results of these operations since January 24, 2003. Our purposes for acquiring our AMO was to immediately gain access to the medical device markets, to expand marketing and sales opportunities, and to expand our capabilities to become more full service or “one stop shop” to our customers and target markets. We believe that the design, development and manufacturing capabilities for medical devices at our AMO coupled with our microelectronic design, development and manufacturing at our Microelectronics Operations improves our ability to retain and gain customers.
Business of the Company
      Overview: We provide a comprehensive range of engineering services including product design, design for manufacturability, cost, test and quality. In addition HEI serves it customers in the medical, communications and industrial markets with lean flow manufacturing, automated test, and fulfillment and distribution services. We provide these services on a global basis through four integrated facilities in the United States. These services support our customers’ product plans from initial design, through manufacturing, distribution and service to end of life services. We leverage several proprietary platforms to provide unique solutions to our served markets. Our current focus is on expanding our revenue with new and existing customers and improving profitability with operational enhancements.
      We operate the business under two business segments. These segments are described below:
      Microelectronics Operations: This segment consists of three facilities — Victoria, Chanhassen, and Tempe — that design, manufacture and sell ultra miniature microelectronic devices and high technology products incorporating these devices.
      Advanced Medical Operations: This segment consists of our Boulder facility that provides design and manufacturing outsourcing of complex electronic and electromechanical medical devices. Our Advanced Medical Operations was acquired on January 24, 2003.

Microelectronics Operations
      In our Victoria, Minnesota facility, we design ultra miniature microelectronics components that are integrated into medical or communications devices. Typically these ultra miniature microelectronics circuits consist of assembling one or more integrated circuits (ICs) or chips and some passive electronic components onto a ceramic or organic substrate. These microelectronics assemblies are typically integrated into our customers’ end products such as a cochlear implant, an insulin pump or network switching system. For example in the case of an insulin pump the microelectronics assemblies we make include a complex flexible substrate made in our Tempe, Arizona facility. It is then shipped to our Victoria, Minnesota facility where we build up a circuit onto the flex attaching over 100 active and passive electronic components. We ship this sub-assembly to our customers who further assemble the insulin pump into a shell with an LED, a battery and insulin vile as a finished device. Our Victoria, Chanhassen, Minnesota and Tempe facilities have been ISO 9000:2000 compliant since August 2003.
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
      Our Chanhassen facility manufactures wireless smart cards and other ultra-miniature RF products. Ultra miniature electronic modules are connected to a RF coil, creating an assembly. This assembly is contained within a smart card or wireless card (about the same size as a credit card) that is used for financial, security access and identification or tracking applications.
      Our Tempe facility designs and manufactures high quality, high density flexible substrates. We utilize specialized tooling strategies, advanced procedures and a highly trained team to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the manufacturing process. Tempe supplies a significant portion of the substrates used in the microelectronics circuits built in our Victoria facility including defibrillator and insulin pump component manufacturing. In addition, the Tempe facility sells flexible substrates directly to customers for implantable and non-implantable medical devices as well as optical communications circuit applications. We continue to leverage market interest in designing microelectronics with flexible substrates to grow HEI’s total business.

Advanced Medical Operations
      Our Boulder, Colorado facility provides Electronics Manufacturing Services in four key areas relating to our Advanced Medical Operations. For large medical device original equipment manufacturers (OEMs) and emerging medical device companies, we provide design and development services, lean flow manufacturing, software validation and verification services and value added services including fulfillment, distribution and end of life services. Our design and development projects generally include project concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing and development of test specifications and procedures. We also perform verification and validation test for software used in medical device applications. HEI maintains a technical staff of engineers with backgrounds in electrical, mechanical, software and manufacturing disciplines. The manufacturing group manages a production line that utilizes Customer Demand Based Manufacturing, an amalgam of lean flow and six sigma manufacturing techniques. This group currently manufactures electro mechanical designs for medical diagnostic and therapeutic hardware and medical imaging subsystems. We are a registered device manufacturer with the Food and Drug Administration (the “FDA”) and are required to meet the FDA’s Quality System Regulation (“QSR”) standards. Manufacturing projects include pre-production and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services. In addition, our Boulder facility provides logistical support distributing devices directly to the OEMs’ customers and in some cases billing them directly. Finally HEI provides service support to medical imaging and therapeutic medical device customers, ranging from receipt and decontamination of field returns to troubleshooting, repair or shipping new products, to managing the documentation required by the FDA.
      Customers: We sell our products through our employed sales force. This sales force is focused on serving HEI’s focus on vertical market niches and is based at our facilities in Minnesota, Arizona and Colorado. In addition, we promote our services through public relations, advertising, website and exhibitions at industry trade shows.
      We currently have annual agreements with GE Healthcare, Johnson & Johnson Ethicon Gynacare Division and DuPont. In addition we have annual agreements with 16 of our Top 20 customers. These agreements typically include basic understandings that relate to estimated volume requirements, as well as a range of prices for the coming year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks) and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement as well as work in progress. Although these annual agreements do not commit our customers to order specific quantities of products, they set the sale price and are useful as they enable us to forecast our customer’s orders for the upcoming year.
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
      Proprietary Technology: We use proprietary technology and proprietary processes to incorporate such technology into many of our products. We protect this technology through patents, proprietary information agreements with our customers and vendors and non-disclosure agreements with substantially all of our employees. We have approximately 20 different inventions across the spectrum of our activities, which are either granted as patents or in some stage of active patent pursuit. We pursue new patentable technologies whenever practicable. We have a total of nine active and five pending US patents, and have extended many of these filings in international venues. Our two most recent granted US patents are “Structures and assembly methods for radio-frequency-identification (RFID) modules” and “Test methods, systems, and probes for high-frequency wireless-communications devices.” The RFID patent covers a modular package for encapsulating a radio-frequency-identification chip in a package suitable for embedding into a card, key-fob, or other such device for use in security, accessibility, and identification applications. The test methods patent pertains to a novel test-head design and method for testing packaged high-frequency integrated circuit chips. These devices are used predominantly in telecommunications network applications. We bring value to our customers, in part, by leveraging our publicly disclosed technology as well as our internally protected trade secrets and know-how to provide solutions and enhancements to our customer’s products. These capabilities include the application of multiple manufacturing technologies from both product performance and product manufacturability perspectives, manufacturing processes, such as Lean-Flow, that reduce overall production cost, and systems and methodologies that streamline development resulting in robust product designs that fulfill the stringent requirements of the FDA.
      Government Regulations: Certain end products of our customers that we manufacture in our facilities are subject to federal governmental regulations (such as FDA regulations). The Boulder facility is a registered device manufacturer with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “FDC Act”), and regulations issued or proposed under the FDC Act, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to products that are outsourced to us for manufacture, which include many of our customers’ products, but not to our imaging and power generation components. The FDC Act and the regulations include requirements that manufacturers of medical products and devices register with, and furnish lists of products and devices manufactured by them, to the FDA. Prior to marketing a medical product or device, the company selling the product or device must obtain FDA clearance or approval. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products. We are not directly subject to any governmental regulations or industry standards at our Victoria, Chanhassen and Tempe facilities. However, we are subject to certain industry standards in connection with our ISO 9001:2000 certification. Our products and manufacturing processes at such facilities are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality. All facilities are subject to local environmental regulations.
      The FDA’s QSR for medical devices sets forth requirements for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our Boulder facilities. The FDA reviewed our procedures and records during routine general inspections in 1995 and each fiscal year from 1997 to 2004. The FDA did not review our procedures and records in Fiscal 2005.
      Over 90 countries have adopted the ISO 9000 series of quality management and quality assurance standards. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation and servicing. The quality systems for our AMO are ISO 13485 certified, and our Victoria, Chanhassen, and Tempe facilities achieved ISO 9001:2000 certification in August 2003.
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
      Dependence on Single or Few Customers and Backlog: The table below shows the percentage of our net sales to major customers that accounted for more than 10% of total net sales in our fiscal years ended August 31, 2005, 2004, and 2003.

	Fiscal Years Ended
	August 31,

Customer	2005	2004	2003

GE Medical Systems	12%	17%	14%
Siemens, Inc.	6%	8%	14%
Sonic Innovations, Inc	0%	2%	17%
      Progress has been made in the diversification of the customer base with only one customer contributing over 10% of net sales in our fiscal years ended August 31, 2005 and 2004. GE Medical Systems (“GEMS”), a subsidiary of General Electric Company, is a customer of our Advanced Medical Operations and continues to award new programs to HEI. Although GEMS was new to the Company during our fiscal year ended August 31, 2003 (“Fiscal 2003”), GEMS was a customer of CMED during CMED’s fiscal years ended June 30, 2003 and 2002. We sold hearing aid applications to Sonic Innovations, Inc. and Siemens, Inc. The decrease in percent of net sales and net sales dollars with both Sonic Innovations, Inc and Siemens, Inc. is largely a result of their increased internal manufacturing capabilities and off shore outsourcing. See Note 17 to our Consolidated Financial Statements — Major Customer, Concentration of Credit Risk and Geographic Data — for financial information about net sales from external customers attributed to specific geographic areas.

      The following table illustrates the approximate percentage of our net sales by markets served.

	Fiscal Years Ended
	August 31,

Market	2005	2004	2003

Medical/ Hearing	81%	84%	82%
Communications	10%	6%	6%
Industrial	9%	10%	12%
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
      At August 31, 2005, our backlog of orders for net sales was approximately $20.1 million, compared to approximately $18.2 million at August 31, 2004. We expect to ship our backlog as of August 31, 2005, during our fiscal year ending August 31, 2006 (“Fiscal 2006”). This slight increase in backlog is due mainly to certain customers providing an annual volume commitment.
      Competition: In each of our product lines, we face significant competition, including customers who may produce the same or similar products themselves. We believe that our competitive advantage starts with knowledge of the market requirements and our investment in technology to meet those demands. We use proprietary technology and proprietary processes to create unique solutions for our customers’ product development and manufacturing requirements. We believe that customers engage us because they view us to be on the leading edge in designing and manufacturing products that, in turn, help them to deliver better products faster and cheaper than they could do themselves. We also compete on the basis of full service to obtain new and repeat orders. We are a full-service supplier and partner with our customers, often providing full “turn-key” capability.
      Engineering, Research and Development: The amount that we spent on company-sponsored engineering, research and development activities aggregated approximately $3,264, $3,165 and $2,580 for our fiscal years ended August 31, 2005, 2004 and 2003, respectively.
      Employees: On August 31, 2005, we employed 368 full-time persons. In addition we employ a number of part-time employees. As of August 31, 2005 we employed an equivalent of 86 full-time people on a part-time basis.
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
RISK FACTORS
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
      We may lose business and revenues if we fail to successfully compete for our customers’ business. We face competition from the internal operations of our current and potential OEM customers’ and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a competitive advantage over us with respect to high-volume production. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.
      A number of our competitors may have substantially greater manufacturing, financial, technical, marketing, and other resources than we have, and may offer a broader scope and presence of operations on a worldwide basis. Significant competitive factors in the microelectronics market include price, quality, design capabilities, responsiveness, testing capabilities, the ability to manufacture in very high volumes and proximity to the customers’ final assembly facilities. While we have competed favorably in the past with respect to these factors, this is a particularly fast changing market, and there can be no assurance that we will continue to do so in the future.
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
      Certain of the assemblies manufactured by us require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components purchased from any of our key suppliers could have a material adverse impact on our financial performance. From time to time, our suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components. While we have not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could negatively affect our operating results.
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
      Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control, which may cause our stock price to decline. We have experienced substantial fluctuations in our annual and quarterly operating results, and such fluctuations may continue in future periods. Our operating results are affected by a number of factors, many of which are beyond our control, including the following:

•	we may manufacture products that are custom designed and assembled for a specific customer’s requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all;

•	we may incur significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which we attempt to seek reimbursement from the customer;

•	we may experience fluctuations and inefficiencies in managing inventories, fixed assets, components and labor, in the degree of automation used in the assembly process, in the costs of materials, and the mix of materials, labor, manufacturing, and overhead costs;

•	we may experience unforeseen design or manufacturing problems, price competition or functional competition (other means of accomplishing the same or similar packaging end result);

•	we may be unable to pass on cost overruns;

•	we may not be able to gain the benefits expected out of “lean-flow” manufacturing at our Victoria facility;

•	we may not have control over the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided; and

•	we may experience variance in the amount and timing of orders placed by a customer due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product demand attributable to, among other things, product life cycles, competitive factors, and general economic conditions.

      Any one of these factors, or a combination of one or more factors, could adversely affect our annual and quarterly operating results, which in turn may cause our stock price to decline.
      We may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue because the sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it historically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by the complexity of the product to be developed and manufactured as well as a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of these things combined with the fact that many of our expenses are fixed, we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly revenue.
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
      Our business success may be adversely affected by our ability to hire and retain employees. Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. We rely upon the acquisition and retention of employees with extensive technological experience. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. Some of our executive officers are subject to employment agreements that can be terminated upon providing 90 days advance, written notice by either party. The loss of one or more key employees may materially adversely affect our growth.
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
      Failure to comply with our debt covenants may require us to immediately repay our outstanding balances and/or may affect our ability to borrow funds in the future, either of which may adversely affect our future operating results. At various times over the past four years we have not been in compliance with our debt covenants. During the first quarter of Fiscal 2005, we violated certain covenants included in our term loan agreements with Commerce Bank and Commerce Financial Group relating to our accounting records and the delivery of our annual financial statements. As a result, on December 3, 2004, we entered into a waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., effective as of November 30, 2004, to cure these events of default and to move the initial measurement of our debt service coverage ratio to the second quarter ended February 28, 2006, at which time we must maintain a ratio of 1.2 to 1. We obtained additional waivers and amendments on December 29, 2004, to address the actual and potential covenant violations relating to our late filing of our Annual Report on Form 10-K and the late filing of our 10-Q for the first quarter ended November 27, 2004, by providing an extension of time to file under the covenant. In connection with such waivers and amendments, we were required to increase the borrowing rate on our borrowings under such term loan agreements. Failure to meet our debt covenants in the future may require us to:

•	Further increase borrowing rates;

•	Incur amendment fees;

•	Incur additional restrictions on our ability to borrow additional funds;

•	Immediately repay our outstanding balances; and

•	Find a new lender, which may cause us to incur costs in connection with such new lending relationship.
      Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds in the future or adversely affect future operating results.
      We may fail to have enough liquidity to operate our business because we may not adequately adjust our expenses to actual revenue in any given period, which may dramatically and negatively impact our cash flow. Our basis for determining our ability to fund our operations depends on our ability to accurately estimate our revenue streams and our ability to accurately predict, our related expenditures. Furthermore, our borrowing base is fixed. As a result, we may fail to adequately adjust our expenses to actual revenue in any given period or we may experience significant fluctuations in quarterly revenue, either of which may dramatically and negatively affect our cash flow.
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
      The loss of a key customer may reduce our operating results and financial condition. Over the past several years we have reduced our dependence on any one particular customer, however, the loss of a key customer could adversely effect our operating results and financial condition. In Fiscal 2004 and Fiscal 2003, three customers, in the aggregate, accounted for 27% and 45% of our total revenues. In Fiscal 2005, one customer accounted for 12% of our revenues. No other customer was over 10% of revenues. Although we are reducing the concentration of sales to any group of customers, we expect that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working for diversification such that no one market would account for 40% or more in revenue and no one customer at 10% or greater of net sales. New customers and programs can have a significant ramp up effort associated with getting the product ready for delivery. The efforts associated with managing a more diversified customer base and projects could prove to be more difficult than previously thought and could result in loss of customers and revenues.
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
      We may pursue future acquisitions and investments that may adversely affect our financial position or cause our earnings per share to decline. In the future we may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our business. Such acquisitions, though, involve certain risks:

•	we may not be able to negotiate acceptable terms or finance the acquisition successfully,

•	the integration of acquired businesses, products or technologies into our existing business may fail, and

•	we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets which could cause our earnings per share to decline.
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
      We are dependent on a single market and adverse trends in that market may reduce our revenues. During the past several years, we have been significantly dependent on a single market. In Fiscal 2005, Fiscal 2004 and Fiscal 2003, 81%, 80% and 84%, respectively, of our net sales came from the medical/hearing market. This market is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these market trends to the extent that they reduce our revenues. In particular, if manufacturers in the medical/hearing market develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected. A significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.
      In certain circumstances, our customers are permitted to cancel their orders, change production quantities, delay production and terminate their contracts and any such event or series of events may adversely affect our gross margins and operating results. We, as a medical/hearing device development and manufacturing service provider, must provide product output that matches the needs of our customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers’ businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.
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
      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock. As of August 31, 2005, we had options outstanding to acquire 1,656,975 shares of our common stock, exercisable at prices ranging from $1.280 to $20.375 per share, with a weighted average exercise price of approximately $4.59 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price.
      The market price of our common stock may be reduced by future sales of our common stock in the public market. Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of August 31, 2005, these shares consist of:

•	467,610 shares beneficially owned by our executive officers and directors; and

•	approximately 2,656,000 shares issuable to option and warrant holders.
      Unless the shares of our outstanding common stock owned by our executive officers and directors are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the Securities and Exchange Commission, or SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale that must be complied with before they can be resold.
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
      Our Amended and Restated Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders. Our articles of incorporation authorize our board of directors to issue up to 13,000,000 shares of common stock, 167,000 shares of series A convertible preferred stock, referred to as preferred stock, and 1,833,000 shares of undesignated stock, the terms of which may be determined at the time of issuance by the board of directors, without further action by our shareholders. Undesignated stock authorized by the board of directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could affect the rights of the holders of our common stock and reduce the value of our common stock. The issuance of preferred stock could also prevent a potential takeover because the terms of any issued preferred stock may require the approval of the holders of the outstanding shares of preferred stock in order to consummate a merger, reorganization or sale of substantially all of our assets or other extraordinary corporate transaction.
      Our articles of incorporation provide for a classified board of directors with staggered, three-year terms. Our articles of incorporation also require the affirmative vote of a supermajority (80%) of the voting power for the following matters:

•	to approve the merger or consolidation of us or any subsidiary with or into any person that directly or indirectly beneficially owns, or owned at any time in the preceding 12 months, five percent or more of the outstanding shares of our stock entitled to vote in elections of directors, referred to as a “Related Person;”

•	to authorize the sale of substantially all of our assets to a Related Person;

•	to authorize the issuance of any of our voting securities in exchange or payment for the securities or assets of any Related Person, if such authorization is otherwise required by law or any agreement;

•	to adopt any plan for the dissolution of us; and

•	to adopt any amendment, change or repeal of certain articles of the Amended and Restated Articles of Incorporation, including the articles that establish the authority of the Board of Directors, the supermajority voting requirements and the classified Board of Directors.
      These provisions may have the effect of deterring a potential takeover or delaying changes in control or our management.
      If we are not able to establish an effective control environment in Fiscal 2007, we will not comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest as to the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending August 31, 2007, referred to as Fiscal 2007. During the audits of our consolidated financial statements for each of Fiscal 2003 and Fiscal 2004, we were cited by our independent registered public accounting firm for material weakness and reportable conditions in our internal controls. Under applicable SEC rules and regulations, management may not conclude that a company’s internal control over financial reporting is effective if there are one or more material weaknesses in the company’s internal control over financial reporting. We have implemented a number of changes in our internal controls to correct such reportable conditions and materials weaknesses in order to establish an effective control environment. We have initiated the process of documenting our internal control process and our evaluation of those controls. We cannot provide any assurance that we will timely complete the evaluation of our internal controls, including implementation of the necessary improvements to our internal controls, or that even if we do complete this evaluation and make such improvements, we do so in time to permit our new independent registered public accounting firm to test our controls and complete their attestation procedures in a manner that will allow us to comply with the applicable SEC rules and regulations relating to internal controls over financial reporting by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.
      The market price of our shares may experience significant price and volume fluctuations for reasons over which we have little control. The trading price of our common stock has been, and is likely to continue to be volatile. The closing price of our common stock as reported on The Nasdaq National Market has ranged from a high of $4.65 to a low of $1.20 over the past two years. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the risks relating to an investment in our stock described above and the following:

•	new products or services offered by us or our competitors;

•	failure to meet any publicly announced revenue projections;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	issuances of debt or equity securities;

•	changes in requirements or demands for our services;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings estimates by market analysts;

•	speculation in the press or analyst community;

•	general market conditions or market conditions specific to particular industries; and

•	other events or factors, many of which are beyond our control.
      In addition, the stock market in general, and The Nasdaq National Market and companies in our industry, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Item 2.	Properties.
      We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in August 1981. The facility serves as collateral for a mortgage note.
      We lease a 14,000 square foot production facility in Tempe, Arizona for our high density flexible substrates. The lease extends through July 31, 2010. Base rent is approximately $100,000 per year. We lease one property in Minnesota: a 20,000 square foot facility in Chanhassen, Minnesota, for our RFID business. The Chanhassen facility is leased until October 15, 2007. Base rent is approximately $140,000 per year.
      We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. On September 27, 2004, this facility was sold by Eastside Properties, LLC to Titan Real Estate Investment Group, Inc. or Titan. On October 1, 2004, we signed a new lease with Titan’s affiliate, Boulder Investor’s LLC, at substantially reduced rental rates. Our base rent is approximately $1.4 million per year. In addition to the base rent we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. In April, 2005 we entered into a ten year sublease agreement for approximately 25,000 square feet of unimproved vacant space with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company (following a 9 month free rent period), will be approximately $0.3 million per year. We are continuing to look for sublease tenants for the remaining 25,000 square feet of vacant space. Our Boulder lease provides for the refund of $1,350 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes depreciation and amortization, as derived from our financial statements and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. In November, 2005 we delivered the required documents and a certificate for 100,000 shares of our stock. On November 23, 2005, we received the $1,350 refund. The value of the additional stock consideration issued to our landlord is approximately $350 and will be amortized over the remaining term of our lease.
      We consider our current facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.
      On June 30, 2003, we commenced litigation against Anthony J. Fant, our former Chairman of the Board, Chief Executive Officer and President, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on our breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted us an additional judgment against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, the Court granted us a third judgment against Mr. Fant in the amount of approximately $656, for a total aggregate judgment against Mr. Fant of approximately $2,255. We are engaged in efforts to collect on the judgment and plan to continue to collect on the judgment in due course. We have obtained, through garnishments and other execution methods, approximately $1,750 from Mr. Fant’s accounts. Such amount partially reduces the judgment amount. In April 2005, Mr. Fant communicated with the Court in an effort to obtain relief from the judgments. No hearing has been scheduled on Mr. Fant’s attempted motion for such relief. Mr. Fant filed for bankruptcy protection on October 14, 2005. The Company will seek to collect additional amounts from Mr. Fant’s Bankruptcy Estate. At this early stage of the bankruptcy proceedings, it is not possible to determine whether collection of additional amounts is possible.
      On August 23, 2004, we commenced litigation against Colorado MEDtech, LLC, or CMED LLC, its successor, CMED and a related entity, CIVCO Holding, Inc. in the United States District Court for the District of Colorado. The complaint alleges breach of contract/warranty; several counts of fraud including misrepresentation, omission, and fraudulent transfer; civil conspiracy; and counts for alter ego and successor liability. The litigation seeks to recover in excess of $980 (plus attorneys fees in an amount yet to be determined) for damages we sustained on the Becton Dickinson five milliliter pipette contract, which was one of the assets we acquired from CMED in the January 2003 transaction. On September 14, 2004, counsel for CMED LLC filed a disclosure statement and answer to our complaint. The Court issued an order for a scheduling conference on February 19, 2005 in which the trial date and other deadlines for the case were set. On May 17, 2005 the parties entered into an agreement to settle this dispute where by the Company received a cash payment of approximately $.4 million.

Item 4.	Submission of Matters to a Vote of Security-Holders.
      There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is currently traded on the NASDAQ National Market under the symbol HEII. Below are the high and low sales prices for each quarter of our fiscal years ending August 31, 2005 and 2004, for our common stock, as reported by the NASDAQ National Market.

Fiscal Year Ended August 31, 2005	High	Low

First Quarter	$2.46	$1.62
Second Quarter	3.12	1.78
Third Quarter	3.33	2.71
Fourth Quarter	3.93	2.88
Fiscal Year Ended August 31, 2004
First Quarter	$4.65	$2.95
Second Quarter	3.97	2.70
Third Quarter	3.68	2.30
Fourth Quarter	2.78	1.20
      As of November 15, 2005, we had 340 holders of record of our common stock.
      We have not paid any dividends on our common stock since our initial public offering on March 24, 1981. We expect that for the foreseeable future we will follow a policy of retaining earnings in order to finance our continued development. Payment of dividends is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and operating and financial condition. In addition, the terms of our term loan agreements provide that we cannot, without our lender’s prior written consent, pay any dividend or make any distribution of assets to our shareholders or affiliates.
      No repurchases of our equity securities were made during the fourth quarter of Fiscal 2005.
Equity Compensation Plan Information
      The following table sets forth certain information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of August 31, 2005.

Number of Shares
		Weighted-	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
Plan Category	and Rights	Rights	First Column)

Equity compensation plans approved by shareholders	1,656,975	$4.59	191,045
Equity compensation plans not approved by shareholders	—	—	—

Total	1,656,975	$4.59	191,045

Item 6.	Selected Financial Data.
      Set forth below is selected financial data on a historical basis for the Company and its consolidated subsidiaries for the fiscal years August 31, 2005, 2004, 2003, 2002, and 2001. This information should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

	Fiscal Years Ended August 31,

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)

	(In thousands, except per share amounts)
Net sales	$56,631	$43,320	$38,440	$28,532	$44,832
Cost of sales	45,047	39,197	31,327	23,375	36,841

Gross profit	11,584	4,123	7,113	5,157	7,991

Operating expenses:
Selling, general and administrative	8,383	8,113	7,639	5,335	5,806
Research, development and engineering	3,264	3,165	2,580	2,516	2,433
Unusual charges (gains)	(300)	1,359	331	—	1,693

Operating income (loss)	237	(8,514)	(3,437)	(2,694)	(1,941)
Other income (expense), net	118	1,505	(1,213)	(106)	(2,182)

Income (loss) before income taxes	355	(7,009)	(4,650)	(2,800)	(4,123)

Income tax expense (benefit)	—	—	(21)	1,092	(930)

Net income (loss)	355	(7,009)	(4,629)	(3,892)	(3,193)

Deemed dividend on preferred stock	1,072	—	—	—	—

Net loss attributable to common stock holders	$(717)	$(7,009)	$(4,629)	$(3,892)	$(3,193)

Net income (loss) per common share — Basic and Diluted:
Net income (loss)	$0.04	$(0.90)	$(0.70)	$(0.65)	$(0.65)
Deemed dividend on preferred stock	(0.13)	—	—	—	—

Net loss attributable to common stockholders	$(0.09)	$(0.90)	$(0.70)	$(0.65)	$(0.65)

Weighted average common shares outstanding:
Basic	8,382	7,745	6,629	5,992	4,881
Diluted	8,958	7,745	6,629	5,992	4,881
Balance sheet as of year end:
Working capital	$8,964	$3,414	$5,728	$4,369	$8,793
Total assets	27,677	25,112	26,503	22,989	27,528
Long-term debt, less current maturities	1,813	1,833	2,555	1,473	3,972
Shareholders’ equity	13,796	9,957	13,191	14,570	18,420

(a)	Fiscal 2005 includes an unusual gain of $300 from the settlement of an outstanding claim against the seller of the AMO operations that we acquired in January 2003.

(b)	Fiscal 2004 unusual charges consisted of $894 in outside legal and accounting costs in connection with our litigation against, and other issues involving, Mr. Fant and $465 of an asset impairment. Other income included $1,361 of judgment recovery against Mr. Fant and a $472 gain recognized in connection with the prepayment of a subordinated promissory note.

(c)	Fiscal 2003 unusual charges consisted of an impaired asset write-down of $331. Other expense included costs related to the non-cash write off of bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit, LLC and a reserve of $841 for Mr. Fant’s promissory note and other amounts due from Mr. Fant.

(d)	Income tax expense reflects the establishment of a $3,420 valuation allowance of which $3,188 was included in income tax expense.

(e)	Fiscal 2001 unusual charges consisted of costs related to the closure of the Mexico product line of $425 and a $1,268 loss on the write-off of accounts receivable primarily related to customers of the Mexico product line and other expense included the write-off of the investment in MSC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Forward-looking statements included in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of such forward-looking statements involve risks and uncertainties including, without limitation, continuing adverse business and market conditions, the ability of HEI to secure and satisfy customers, the availability and cost of materials from HEI’s suppliers, our ability to satisfy financial or other obligations or covenants set forth in our banking agreements, adverse competitive developments, change in or cancellation of customer requirements, the integration of the Advanced Medical Division, collection of outstanding debt, and other risks detailed from time to time in HEI’s SEC filings. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results. Reference should also be made to Risk Factors included in Item 1 of this Form 10-K.
      Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
OVERVIEW
      HEI has been in a turnaround mode since mid year of Fiscal 2003 when new management was brought in. The turnaround plan began with the financial restructuring of our outstanding indebtedness. Next, management focused on the sales process, with a target of more programs for existing customers and new programs with new customers. The success in bringing in these new customers and new programs exposed production problems from years of operational neglect under former management. During Fiscal 2004 we consistently under delivered against orders we had from our customers. We made a strategic decision to sacrifice profits in order to keep our customers as satisfied as possible, while improvements were made to our operations. We lost no customers during Fiscal 2004, despite our production problems. In Fiscal 2005 revenues increased 31% over Fiscal 2004 and gross profits increased 180% as a result of the new initiatives that have been put in place over the past two years to expand sales, diversify our customer base and improve the throughput and efficiency of our manufacturing facilities. As a result, we achieved operating income in Fiscal 2005 of $237 as compared with an operating loss of $8,514 in Fiscal 2004. For the year ended August 31, 2005, our net income was $355 versus a net loss of $7,009 in Fiscal 2004.
      We have also taken steps to improve our liquidity and financial condition during Fiscal 2005, primarily through the completion of the sale of 130,538 shares of Series A Convertible Preferred stock which provided the Company with approximately $3.4 million of gross proceeds. The proceeds of this offering were used to repay our line of credit and facilitate our ability to fund investments in working capital and new equipment for our manufacturing facilities. During the year we also expanded the availability under our line of credit to $5.0 million. We have continued to utilize this facility to fund necessary operating and capital requirements.
CRITICAL ACCOUNTING POLICIES
      The accompanying consolidated financial statements are based on the selection and application of United States generally accepted accounting principles (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.
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
Inventories
      We record inventories at the lower of cost or market value. Generally, all inventory purchases are for customized parts for customer specific programs. Contractual arrangements are typically agreed to with the customer prior to ordering customized parts as often times the parts cannot be consumed in other programs. Even though contractual arrangements may be in place, we are still required to assess the utilization of inventory. In assessing the ultimate realization of inventories, judgments as to future demand requirements are made and compared to the current or committed inventory levels and contractual inventory holding requirements. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. It is possible that significant charges to record inventory at the lower of cost or market may occur in the future if there is a further decline in market conditions.

Long-lived Assets
      We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. We assess the impairment of our manufacturing equipment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of our assets or our overall business strategy;

•	Significant negative market or economic trends; and

•	Significant decline in our stock price for a sustained period changing our market capitalization relative to our net book value.
      In Fiscal 2004 and 2003, our operating losses related to the assets in the Microelectronics group created a trigger event for further analysis of the recoverability of our long-lived assets in that group. In Fiscal 2004, this analysis included an independent valuation by a third-party in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company utilized all of the accumulated information and determined that it was necessary to record an impairment charge of $465 in Fiscal 2004 and $331 in Fiscal 2003. There was no triggering event in Fiscal 2005. Asset impairment evaluations are by nature highly subjective.

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
      At August 31, 2005 and 2004, we had valuation allowances of approximately $7,195 and $7,642, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards due to our historical losses and net tax operating loss carryforward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

Purchase Accounting
      The accompanying statements reflect the allocation of the purchase price of our AMO — see Note 6 to our Consolidated Financial Statements included elsewhere in this Form 10-K. This allocation included an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space. In April 2005, the Company entered into an agreement to sub-lease approximately 25,000 square feet of vacant space in this facility. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate annual rental and operating cost payments to be received by the Company (following a nine month free rent period), will be approximately $.3 million. We are continuing to look for sublease tenants for the remaining 25,000 square feet of vacant space. In our opinion, all adjustments necessary to present fairly such financial statements have been made based on the terms and structure of the acquisition of our AMO.

RESULTS OF OPERATIONS
Percentage of Net Sales

	Fiscal Year Ended
	August 31,

	2005	2004	2003

Net Sales	100%	100%	100%
Cost of Sales	80%	90%	81%

Gross profit	20%	10%	19%
Selling, general and administrative	15%	19%	20%
Research, development and engineering	6%	7%	7%
Other	(1)%	2%	4%
      The following table illustrates the approximate percentage of our net sales by market served.

	Fiscal Year Ended
	August 31,

Market	2005	2004	2003

Medical/ Hearing	81%	84%	82%
Communications	10%	6%	6%
Industrial	9%	10%	12%
Net Sales
      Net sales for Fiscal 2005 were $56,631, an increase of $13,311, or 31%, from sales of $43,320 in Fiscal 2004. This increase was driven by increases in sales in our primary markets of medical/hearing and communications products and improvements in our manufacturing capabilities to produce and ship more products. Our Microelectronic operations achieved sales of $33.4 million in Fiscal 2005 as compared to $22.7 million in Fiscal 2004 or an increase of 47%. Sales at our AMO operations increased from $20.6 million in Fiscal 2004 to $23.2 million in Fiscal 2005 or a 13% increase. The improvements in our manufacturing processes and growth in orders from existing customers were the primary drivers for the increases in sales at the Microelectronics unit. At our AMO operations, the increase in sales is due to increases in engineering and software related services for our customers.
      Our net sales for Fiscal 2004, increased $4,880 or 13%, compared to Fiscal 2003. AMO’s net sales increased $6,143 in Fiscal 2004 to $20,572 compared to $14,429 in Fiscal 2003. The increase in AMO net sales was largely due to the inclusion of twelve months of net sales from our AMO in Fiscal 2004 compared to only seven months of net sales from our AMO being included in Fiscal 2003. The increase in AMO net sales was partially offset by declines in net sales generated by the Microelectronics Operations caused by the inability to ship against outstanding orders.
      Net sales to medical/hearing customers represented 81%, 84% and 82% of total net sales for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Sales were $46,026, $36,347 and $31,691 in Fiscal 2005, 2004 and 2003, respectively. The increase in Fiscal 2005 is primarily due to increased sales to long term customers as supplemented by new customer and new programs with existing customers. Fiscal 2005 results included increased demand for implantable medical devices like cochlear implants, insulin pumps and defibrillators for our Microelectronics Operations. The increase in Fiscal 2004 over Fiscal 2003 is primarily a result of the acquisition of our Advanced Medical Operations in January 2003 and the inclusion of twelve months of net sales from our AMO in Fiscal 2004.
      Net sales to the communications market increased to $5,672 in Fiscal 2005 from $3,597 in Fiscal 2004 or an increase of 58%. This increase is the result of targeted marketing efforts initiated in prior years to focus on niche customers in these markets. Sales efforts to these customers resulted in incremental revenues in Fiscal 2005 and we benefited from a general expansion of the global communications markets. Sales to this market decreased from $3,864 in Fiscal 2003 to $3,597 in Fiscal 2004, or $267 or a 7% decrease. The Fiscal 2004 decrease as compared to Fiscal 2003 is a result of the weakness in the telecommunications markets.
      Net sales to the Industrial markets includes sales of RFID products. Sales in the Industrial area increased to $3,983 in Fiscal 2005 from $3,375 in Fiscal 2004, or an 18% increase in net sales. This increase was driven by an increase in orders from a major customer as well as from sales to several new customers as increased focus on this market has resulted in improved sales opportunities. RFID sales improved in Fiscal 2004 over Fiscal 2003 during which sales were $2,885, primarily due to increases in sales to one major customer.
      At August 31, 2005, our backlog of orders for revenue was approximately $20.1 million, compared to approximately $18.2 million and $18.6 million at August 31, 2004 and 2003, respectively. We expect to ship our backlog as of August 31, 2005 during Fiscal 2006. This small decrease in backlog is reflective of a change in the way our customers do business in that they are more unwilling to make commitments too far into the future. The backlog from our AMO includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.
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
Gross Profit
      Our gross profit as a percentage of net sales was 20% in Fiscal 2005 as compared with 9.5% in Fiscal 2004. as compared to 18.5% in Fiscal 2003. During Fiscal 2004, the Microelectronics Operations experienced production difficulties that resulted in shipment delays, excessive overtime costs and unabsorbed manufacturing overhead. The production delays were due to the number of new programs initiated at the same time and the increased complexities of many of the new product offerings. A number of initiatives to correct these problems were implemented in Fiscal 2005 and as a result, we realized improved yields, reduced scrap, and reduced overtime in our manufacturing department. Another primary reason for the improvement in our profit margins is that we were able to reduce the time to manufacture products during the year and thereby spread our fixed manufacturing costs over a larger amount of products.
      Our gross profit as a percentage of net sales was 18.5% in Fiscal 2003, as compared to 9.5% in Fiscal 2004. The decrease in the gross margin is due to the problems encountered in Fiscal 2004 described above.
      Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant over the near term. We continue to work to improve our process which we believe will enable us to see improved gross profit margins in the future.
Operating Expenses

Selling, general and administrative
      Selling, general and administrative expenses in total were 15% of net sales in Fiscal 2005, compared to 19% and 20% in Fiscal 2004 and Fiscal 2003, respectively. The decrease in selling, general and administrative costs as a percentage of sales was due to the significant increase in revenue in Fiscal 2005 which was achieved while expense remained relatively the same as in Fiscal 2004. Selling, general and administrative expenses in Fiscal 2005 increased $270 when compared to Fiscal 2004 growing to $8,383 from $8,113. The increase is due to increases in sales costs such as commissions and travel that related to the increase in sales in Fiscal 2005. Selling, general and administrative costs increased to $8,113 in Fiscal 2004 from $7,639 in Fiscal 2003. The additional cost was mainly due to $432 from increases in sales related expenses to expand the sales effort and additional legal and professional fees of $130 due to efforts to consummate a new lease of our Boulder facility and to pursue the debt owed to us by CMED.

Research, development, and engineering expenses
      Research, development, and engineering expenses were $3,264 in Fiscal 2005 as compared to $3,165 in Fiscal 2004 or an increase of $99. This increase reflects additional engineering activities to improve manufacturing processes and design and development work associated with new customer programs. As a percentage of net sales, research, development and engineering expenses decreased to 6% of sales from 7% in Fiscal 2004. Research, development and engineering expenses increased in Fiscal 2004 over Fiscal 2003 by $585. This was due to development work that was performed to advance the Link-It technology. We expect that research, development and engineering costs will increase slightly in Fiscal 2006 as we increase our engineering activities to improve our operating efficiencies.

Gain on Settlement
      During the third quarter of Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs, was a gain of $300. All the cash related to this settlement was received in the third quarter of Fiscal 2005.

Unusual Charges
      The unusual charges of $1,359 in Fiscal 2004 relate to $894 in legal and professional fees for the special investigation of the activities of Mr. Fant, our former Chief Executive Officer, President and Chairman and $465 of asset impairment charges related to the equipment in our Microelectronics operations. Our evaluation, in Fiscal 2004, of the historical losses from our Microelectronics group created a trigger for further impairment analysis. Our long-lived assets relating to our Microelectronics operations were valued by an independent third-party valuation firm and resulted in an impairment charge of $465 in Fiscal 2004. The unusual charges of $331 in Fiscal 2003 also relates to the impairment of equipment. The asset impairment in Fiscal 2003 was triggered by the development of alternative testing that was more efficient than what could be performed by our existing equipment and notification in the same quarter that a large portion of a significant customer program would be moved offshore in the first quarter of Fiscal 2004.
Other Income (Expense), Net
      Interest expense for Fiscal 2005 was $667 as compared with $364 in Fiscal 2004. The increase in interest expense in Fiscal 2005 is due to higher average borrowing levels associated with funding the growth in our working capital requirements. As a result of the increase in sales levels in Fiscal 2005, we have had increases in both accounts receivable and inventories, which have been funded by additional borrowings on our Credit Agreement. In Fiscal 2005, other income also included a gain on recoveries on a previously written off note receivable of approximately $237 and a gain of $481 related to additional cash collections against the outstanding judgments against Mr. Fant. Other income of $1,505 in Fiscal 2004 improved $2,718 from Fiscal 2003. The Fiscal 2004 increase was due primarily to income related to the cash collected against the outstanding judgment against Mr. Fant of $1,361 and a $472 non-cash gain associated with the prepayment of a promissory note. Other expenses of $1,213 in Fiscal 2003 related to the non-cash write off of deferred financing bank fees of $181 related to the terminated revolving line of credit with LaSalle Business Credit, LLC, and establishment of a reserve of $841 for Mr. Fant’s promissory note and other amounts that were determined to be uncollectible.
Income Tax Expense (Benefit)
      We did not record a tax provision in Fiscal 2005 or Fiscal 2004 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with our income in Fiscal 2005.

We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. The economic benefits of our net operating loss carryforwards to future years will continue until expired. We recognized a tax benefit of $21 during Fiscal 2003.
      At the end of Fiscal 2005, we had net operating loss carryforwards of approximately $17.0 million, expiring at various dates ranging from 2012 through 2024. Though valuation allowances have been established, we still retain all the economic benefits of the net operating loss in future years.
Deemed Dividend on Preferred Stock
      On May 9, 2005 we completed the sale of 130,538 shares of our Series A Convertible Preferred Stock. Each share of the Preferred Stock is immediately convertible into ten shares of common stock. Because the Preferred Stock was issued at a discount to the market price on the date of issue and because it is immediately convertible into common stock, we were required to record a deemed dividend on preferred stock in our financial statements for the year ended August 31, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The deemed dividend on preferred stock is a reconciling item on the statement of operations to adjust reported net income (loss) to “net income (loss) available to common stockholders.”
FINANCIAL CONDITION
      Our net cash flow used in operating activities for Fiscal 2005 was $2,956 compared to cash flow used in operating activities of $3,937 for Fiscal 2004. The use of cash in operations in Fiscal 2005 was driven by an increase of $2,544 of accounts receivable and an increase of $1,257 of inventory. Both of these increases are due to the 31% growth in our revenues in Fiscal 2005 over Fiscal 2004. In addition, we paid down accounts payable and accrued liabilities during the year which required the use of cash and caused us to increase the use of our line of credit. These uses of cash were offset by an improvement in our operating results. In Fiscal 2005 we generated net income of $355 as compared with a net loss of $7,009 in Fiscal 2004.
      Our net cash flow used in operating activities for Fiscal 2004 was $3,937 compared to cash flow provided by operating activities of $322 for Fiscal 2003. For Fiscal 2004, cash flow from operating activities was used as a result of increases of $1,712 in accounts payable and $137 in accrued liabilities, more than offset by increases in accounts receivable of $485, restricted cash of $481, other assets of $836, and a $2,380 increase in the net loss from $4,629 in Fiscal 2003 to $7,009 in Fiscal 2004. Non-cash items for Fiscal 2004 consist of depreciation and amortization expense of $2,862 and the gain on the prepayment of a promissory note of $472. The decreases in non-cash expenses were primarily the result of decreased depreciation from the fully depreciated fixed assets.
      Our net cash flow used in investing activities was $1,249, $479 and $634 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. We spent $1,404 and $827 on capital expenditures and patent costs in Fiscal 2005 and Fiscal 2004, respectively. We were able to increase our capital spending in Fiscal 2005 because of our improved operating results. The capital expenditures in all three years relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities, capacity and quality control systems. We generated $323 in Fiscal 2004 from the sale of technology. In Fiscal 2003 the cash used for investing activities was primarily for the AMO acquisition and capital expenditures.
      Our net cash flow from financing activities in Fiscal 2005 was $4,356 and was primarily related to cash proceeds from the issuance of Series A Convertible Preferred Stock during the year. This offering generated net proceeds of $3,162 for the Company. We also generated cash through additional borrowings on our line of credit of $1,253 and by the repayments on notes from officers and former directors of $228. During Fiscal 2005 we repaid $381 on our long-term debt. In addition to these financing activities, we also utilized non-cash capital lease financing to acquire $442 of equipment.
      Our net cash flow generated from financing activities in Fiscal 2004 was $3,810 as compared with net cash flow used in financing activities in Fiscal 2003 of $1,254. Cash generated from issuance of common stock was $3,374 and $53, respectively, for Fiscal 2004, and Fiscal 2003. During Fiscal 2004, $170 of cash was generated in connection through the collection of officer notes. During Fiscal 2003, in connection with the purchase of our AMO, we issued a subordinated promissory note to CMED in the principal amount of $2,600. The $1,000 decrease in restricted cash for Fiscal 2003 was used to prepay long-term debt. The majority of other year-to-year changes relate to the borrowings and repayment under our accounts receivable and term loan agreements.
      The result of these activities was an increase in cash of $151 in Fiscal 2005 as compared with decreases in cash of $606 and $1,566 during Fiscal 2004 and Fiscal 2003, respectively. At the end of Fiscal 2005 our cash balance was $351.
      Accounts receivable average days outstanding were 55 days at August 31, 2005, compared to 55 and 46 days at August 31, 2004 and 2003, respectively. Inventory turns were 6.0, 5.6 and 5.7 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Our days sales outstanding at the end of Fiscal 2005 were approximately the same as at the end of Fiscal 2004 as our accounts receivable balances increased in connection with the growth in our sales. The increased days outstanding in Fiscal 2004 versus Fiscal 2003 is mainly due to a large proportion of the revenues that were generated in the last month of the year and the continued diversification of the customer base. The inventory turns for Fiscal 2005 improved slightly as we work to improve our supply chain management.
      The Company’s current ratio at the end of Fiscal 2005 was 1.8:1 as compared to 1.3:1 and 1.7:1 at the end of Fiscal 2004 and Fiscal 2003, respectively. The improvement in Fiscal 2005 is due to the growth of the business which required increases in accounts receivable and inventory. This working capital growth was funded by the issuance of stock during the year. As of August 31, 2005 we had long-term debt of $1.8 million and stockholders equity of $13,796. The decrease in the current ratio in Fiscal 2004 from Fiscal 2003 is due to the relative larger growth in accounts payable versus accounts receivable, increase in the line of credit and the growth in accrued liabilities and other current assets due to the deferral of revenue and the related cost of goods sold.
TERM-DEBT
Long-term debt
      During our fiscal years ended August 31, 2005 and 2004, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:
      At the time of our AMO acquisition in January 2003 CMED, the seller, funded a subordinated promissory note. On May 8, 2003 the subordinated promissory note was sold by CMED to a third party for $1,820. The agreement continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 and on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the Subordinated Promissory Note, the Company recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472 during the first quarter of Fiscal 2004.
      The funds to prepay the subordinated promissory note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,048 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.
      During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements. As a result, on December 3, 2004, we entered into waiver and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004 and December 29, 2004, to address actual and potential covenant violations. The waiver and amendments on December 3, 2004 increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%.
      The Company is in compliance with all covenants as of August 31, 2005.
      During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442 with an average effective interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4.0 million within 18 months of the date of these leases.
Short-term debt
      Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement was modified several times during Fiscal 2004 and 2005 and now expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At year end we had a maximum of approximately $2,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $2,563 and $1,310 as of August 31, 2005 and 2004, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. Prior to July 7, 2005, borrowings under the facility required an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable. Borrowings are reduced as collections and payments are received into a lock box by the bank. In Fiscal 2004, the effective interest rate based on our average DSO of 55 days would be 17.9% annualized. This rate was approximately the same in Fiscal 2005 prior to the amendment in July. The effective borrowing rate subsequent to that amendment was approximately 9%. As of the August 31, 2005, the Company is in compliance with all covenants of the Credit Agreement.

FISCAL 2005 LIQUIDITY
      We generated net income in Fiscal 2005 of $355 after incurring net losses of $7,009 and $4,629 in Fiscal 2004 and 2003, respectively. The improvement in operating results was driven by numerous changes implemented over the past two years to correct operational problems. These actions included improved sales and marketing activities, production improvement initiatives and expense reductions. In Fiscal 2005, cash used in operations of $2,956 was due to the increases in sales which required a significant investment in working capital. In prior years, cash used in operations was due to the Company’s significant operating losses which created a situation that severely strained our cash resources.
      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. In Fiscal 2004, we entered into two separate loans in the aggregate amount of $2,350 which enabled us to prepay a high cost subordinated promissory note assumed in the acquisition of our AMO business and which provided cash for operations. On February 13, 2004, we sold 1,180,000 shares of our common stock which generated net proceeds of $3.2 million. On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions, together with the improved operating results, enabled us to fund working capital requirements, acquire manufacturing equipment and expand our Credit Agreement. The expansion included increasing the borrowing capacity to $5.0 million while reducing the interest rate and improving other terms and conditions of the facility. The Credit Agreement is due to expire in September, 2006.
      Over the past two years we have taken other actions to provide cash to fund our operations. These actions include the recovery of approximately $2,200 against judgments against our former Chief Executive Officer, President and Chairman, the settlement of an action related to our AMO which provided cash of $300, the collection of previously written off promissory notes and the collection of notes receivable from officers and former directors. In addition, we facilitated the sale of our Boulder building which enabled us to enter into a modified lease on that facility which significantly reduced our lease payments. We also entered into an agreement to sublease a portion of that facility which will reduce our cash needs related to this facility in Fiscal 2006 through the end of the lease by approximately $.3 million per year.
      As a result of these events, at August 31, 2005 our sources of liquidity consisted of $351 of cash and cash equivalents and approximately $2.0 million of borrowing capacity under our Credit Agreement. In addition, subsequent to year end, we received $1.3 million from the landlord of our Boulder facility which was the refund of a portion of our security deposit. These funds were returned in accordance with the satisfaction of conditions in our lease agreement.
      Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, engineering, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our Credit Agreement and the issuance of long-term debt.
      During Fiscal 2006, we intend to spend approximately $3.0 million for manufacturing equipment which we expect to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash and cash equivalents, cash generated from operations, lease financing and available debt financing for the next 12 months.
      Management believes that existing cash and cash equivalents, current lending capacity and cash generated from operations will supply sufficient cash flow to meet short- and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

Contractual Obligations
      Our contractual cash obligations at August 31, 2005, are summarized in the following table:

	Payments Due by Period

					More
		Less Than	1-3	3-5	Than 5
	Total	1 Year	Years	Years	Year

Long-term debt obligations	$2,245	$469	$708	$1,068	$—
Capital lease obligations	594	214	380
Operating lease obligations	24,903	1,770	4,830	1,676	16,627

Total contractual obligations	$27,742	$2,453	$5,918	2,744	$16,627

New Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We will implement SFAS No. 123(R) on September 1, 2005 using the modified prospective method and we expect that the impact on 2006 earnings will be approximately $.5 million.
      On November 24, 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. The statement amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We are required to adopt this statement in Fiscal 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.
      In June 2005, SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.
Market Risk
      We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.
Interest Rate Risk
      We are exposed to a floating interest rate risk from our term credit note with Commerce Bank, a Minnesota state banking association and on our credit agreement with Beacon Bank. The Commerce Bank note, in the amount of $1,200, was executed on October 14, 2003 and has a floating interest rate. The term of this note is six years with interest at a nominal rate of 6.50% per annum until October 31, 2006. Thereafter the interest rate will be adjusted to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest are based on a twenty-year amortization with a final payment of approximately $1,048 due on November 1, 2009.
      The Beacon Bank Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At August 31, 2005, we had a maximum of approximately $2,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $2,563 and $1,310 as of August 31, 2005 and 2004, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. Prior to July 7, 2005, borrowings under the facility required an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable. Borrowings are reduced as collections and payments are received into a lock box by the bank. In Fiscal 2004, the effective interest rate based on our average DSO of 55 days would be 17.9% annualized. This rate was approximately the same in Fiscal 2005 prior to amendment in July. The effective borrowing rate subsequent to that amendment was approximately 9%.
      A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation as the first note has a fixed rate for its first three years and the second note has a fixed rate for its term.

Item 8.	Financial Statements and Supplementary Data.
      Our financial statements as of August 31, 2005 and 2004, and for each of the years in the three-year period ended August 31, 2005, together with the Reports of our Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on the pages indicated below.

HEI, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$351	$200
Restricted cash	—	481
Accounts receivable, net of allowance for doubtful accounts of $157 and $121, respectively	9,278	6,770
Inventories	8,044	6,787
Security deposit	1,350	—
Other current assets	1,136	1,221

Total current assets	20,159	15,459

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	23,214	21,432
Accumulated depreciation	(20,864)	(18,580)

Net property and equipment	6,889	7,391

Developed technology, less accumulated amortization of $352 and $231, respectively	62	185
Security deposit	230	1,580
Other long-term assets	337	497

Total assets	$27,677	$25,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,563	$1,310
Current maturities of long-term debt	484	403
Accounts payable	4,019	5,663
Accrued liabilities	4,129	4,669

Total current liabilities	11,195	12,045

Other long-term liabilities, less current maturities	873	1,277
Long-term debt, less current maturities	1,813	1,833

Total other long-term liabilities, less current maturities	2,686	3,110

Total liabilities	13,881	15,155

Commitments and contingencies
Shareholders’ equity:
Undesignated stock; 1,833,000 and 4,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 and 0 shares authorized; 32,000 and 0 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832)	2	—
Common stock, $.05 par; 13,000,000 and 11,000,000 shares authorized; 9,379,000 and 8,357,000 shares issued and outstanding	469	418
Paid-in capital	26,701	22,426
Accumulated deficit	(13,169)	(12,452)
Notes receivable-related parties-officers and former directors	(207)	(435)

Total shareholders’ equity	13,796	9,957

Total liabilities and shareholders’ equity	$27,677	$25,112

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,

	2005	2004	2003

	(In thousands, except share
	and per share data)
Net sales	$56,631	$43,320	$38,440
Cost of sales	45,047	39,197	31,327

Gross profit	11,584	4,123	7,113

Operating expenses:
Selling, general and administrative	8,383	8,113	7,639
Research, development and engineering	3,264	3,165	2,580
Gain on settlement	(300)	—	—
Asset impairment charges	—	465	331
Costs related to investigation	—	894	—

Operating income (loss)	237	(8,514)	(3,437)

Former officer note and other receivables write off	—	—	(841)
Bank fees	—	—	(181)
Gain on prepayment of promissory note	—	472	—
Litigation recovery	481	1,361	—
Interest expense	(667)	(364)	(328)
Other income (expense), net	304	36	137

Income (loss) before income taxes	355	(7,009)	(4,650)
Income tax expense (benefit)	—	—	(21)

Net income (loss)	$355	$(7,009)	$(4,629)
Deemed dividend on preferred stock	1,072	—	—

Loss attributable to common stockholders	$(717)	$(7,009)	$(4,629)

Net income (loss) per common share
Basic and Diluted:
Net income (loss)	$0.04	$(0.90)	$(0.70)
Deemed dividend on preferred stock	(0.13)	—	—

Net loss attributable to common stockholders	$(0.09)	$(0.90)	$(0.70)

Weighted average common shares outstanding
Basic	8,382,000	7,745,000	6,629,000

Diluted	8,958,000	7,745,000	6,629,000

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Convertible				Related	Total
	Common		Preferred	Convertible	Additional		Party —	Share-
	Stock Shares	Common	Stock Shares	Preferred	Paid-In	Accumulated	Notes	Holders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Receivable	Equity

	(In thousands, except share data)
Balance, August 31, 2002	6,012,000	$301	—	$—	$16,349	$(814)	$(1,266)	$14,570
Net loss	—	—	—	—	—	(4,629)	—	(4,629)
Note receivable write off	—	—	—	—	—	—	587	587
Payments on officers loans	—	—	—	—	—	—	10	10
Issuance of common shares — CMED	1,000,000	50	—	—	2,550	—	—	2,600
Issuance of common shares under stock benefit plans and option plans	34,000	1	—	—	52	—	—	53

Balance, August 31, 2003	7,046,000	352	—	—	18,951	(5,443)	(669)	13,191

Net loss	—	—	—	—	—	(7,009)	—	(7,009)
Note receivable write off	—	—	—	—	—	—	64	64
Payments on officers loans	—	—	—	—	—	—	170	170
Issuance of common shares in lieu of interest — Whitebox	48,000	3	—	—	164	—	—	167
Private equity placement	1,180,000	59	—	—	3,180	—	—	3,239
Issuance of common shares under stock benefit plans and option plans	83,000	4	—	—	131	—	—	135

Balance, August 31, 2004	8,357,000	418	—	—	22,426	(12,452)	(435)	9,957

Net income	—	—	—	—	—	355	—	355
Payments on officers loans	—	—	—	—	—	—	228	228
Issuance of Convertible Preferred Stock and warrants, net of expenses	—	—	130,538	7	3,155	—	—	3,162
Conversion of Convertible Preferred Stock into common stock	985,000	49	(98,538)	(5)	(44)	—	—	—
Issuance of common shares under stock benefit plans and option plans	37,000	2	—	—	92	—	—	94
Deemed dividend on preferred stock	—	—	—	—	1,072	(1,072)	—	—

Balance, August 31, 2005	9,379,000	$469	32,000	$2	$26,701	$(13,169)	$(207)	$13,796

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,

	2005	2004	2003

	(In thousands)
Cash flow from operating activities:
Net income (loss)	$355	$(7,009)	$(4,629)
Depreciation and amortization	2,454	2,862	3,295
Accounts receivable allowance	36	29	7
Reserve for note receivable from former officers	—	64	597
Asset impairment charges	—	465	331
Gain on prepayment of promissory note	—	(472)	—
Gain (loss) on disposal of property and equipment and other	(130)	—	69
Changes in operating assets and liabilities, net of impacts of acquisition:
Restricted cash related to deferred litigation recovery	481	(481)	—
Accounts receivable	(2,544)	(485)	(2,488)
Inventories	(1,257)	77	581
Other current assets	85	(836)	(81)
Other long-term assets	152	—	—
Accounts payable	(1,644)	1,712	2,136
Accrued liabilities	(944)	137	504

Net cash flow provided by (used in) operating activities	(2,956)	(3,937)	322

Cash flow from investing activities:
Additions to property and equipment	(1,314)	(743)	(442)
Proceeds from the sale of assets	155	25	—
Additions to patents	(90)	(84)	(138)
AMO acquisition costs paid	—	—	(1,486)
Cash acquired from CMED	—	—	1,215
Proceeds from the sale of technology	—	323	—
Other long-term assets	—	—	217

Net cash flow used in investing activities	(1,249)	(479)	(634)

Cash flow from financing activities:
Issuance of common stock under stock plans	94	135	53
Proceeds from private placement	—	3,239	—
Proceeds from issuance of convertible preferred stock and warrants, net of expenses	3,162	—	—
Officer note repayment	228	170	—
Proceeds from long-term debt	—	2,282	2,804
Repayments of long-term debt	(381)	(2,788)	(3,906)
Deferred financing fees	—	(48)	(106)
Decrease (increase) in restricted cash	—	—	1,000
Net borrowings on (repayments of) line of credit	1,253	820	(1,099)

	Years Ended August 31,

	2005	2004	2003

	(In thousands)
Net cash flow provided by (used in) financing activities	4,356	3,810	(1,254)

Net increase (decrease) in cash and cash equivalents	151	(606)	(1,566)
Cash and cash equivalents, beginning of year	200	806	2,372

Cash and cash equivalents, end of year	$351	$200	$806

Supplemental disclosures of cash flow information:
Interest paid	$645	$364	$328
Income taxes paid (received)	—	6	(21)

Supplemental disclosures of non-cash financing and investing activities:
In Fiscal 2005, 98,538 shares of Convertible Preferred Stock were converted into 985,000 shares of common stock. In 2004, the Company issued common shares for repayment interest payable valued at $167.
The Company acquired fixed assets under capital leases of $442 and $34 in Fiscal 2005 and 2004, respectively.
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
      Cash Equivalents. The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed Federal insured limits.
      Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shown net of an allowance for uncollectible accounts of $157 and $121 at August 31, 2005 and 2004, respectively. During Fiscal 2005, 2004 and 2003, the Company had additions to the allowance for uncollectible accounts of $36, $39, and $30, respectively and write-off of accounts receivable of $0, $10, and $23, respectively. Accounts receivable over 90 days past due were $902 and $488 at August 31, 2005 and 2004, respectively.
      Inventories. Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. The majority of the inventory is purchased based upon contractual forecasts and customer POs, in which case excess or obsolete inventory is generally the customers’ responsibility.
      Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment was $2,233, $2,644 and $3,058 for the years ended August 31, 2005, 2004 and 2003, respectively.
      Maintenance and repairs are charged to expense as incurred. Major improvements and tooling costs are capitalized and depreciated using the straight-line method over their estimated useful lives. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is removed from the related accounts, and any resulting gain or loss is credited or charged to operations.
      Intangible Assets. Intangible assets are related to the acquisition of our Advanced Medical Operations (“AMO”) and are amortized on a straight-line basis over periods ranging from three to four years.
      Patents. External costs associated with patents are capitalized and amortized over 84 months or the remaining life of the patent, whichever is shorter. Amortization expense related to patents was $72, $72 and $100 for Fiscal 2005, 2004 and 2003, respectively. Amortization expense is expected to approximate $80, $80, $75, $57 and $36 in each of the next five fiscal years, respectively.
      Impairment of Notes Receivable. The Company routinely performs an analysis as to the probability that the receivable is collectible. A note receivable is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note receivable agreement including scheduled interest payments. When a note receivable is impaired we measure impairment based on the present value of expected future cash flows discounted at the note receivable effective interest rate, the Company may measure impairment based on a note receivables observable market price, or the fair value of the collateral if the note receivable is collateral dependent. Regardless of the measurement method, we will measure impairment based on the fair value of the collateral when we determine that foreclosure is probable. A note receivable is collateral dependent if the repayment of the note is expected to be provided solely by the underlying collateral. We may choose a measurement method on a note-by-note basis. When an impairment is recognized a reserve is created for note losses. At August 31, 2005 there were no indicators of impairment.
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

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The performance of the Company’s Microelectronics group in Fiscal 2004 and 2003 created a trigger for further evaluation of the recoverability of the long-lived assets associated with those operations. This evaluation resulted in recording an asset impairment charge of $465 and $331 in Fiscal 2004 and 2003, respectively. There were no asset impairments in Fiscal 2005. Asset impairment evaluations are by nature highly subjective.
      Research, Development and Engineering. The Company expenses all research, development and engineering costs as incurred.
      Shipping and Handling. In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenue in net sales and shipping and handling costs in cost of sales.
      Advertising. Advertising costs are charged to expense as incurred. Advertising costs were $187, $207, and $151 for the years ended August 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expense.
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
      Stock-based Compensation. We apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation,

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our loss attributable to common stockholders per share would have increased to the pro forma amounts indicated below:

	Fiscal Years Ended August 31,

	2005	2004	2003

Loss attributable to common stockholders as reported	$(717)	$(7,009)	$(4,629)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation (expense determined under fair value based method for all awards)	(2,974)	(1,940)	(2,170)

Loss attributable to common stockholders pro forma	$(3,691)	$(8,949)	$(6,799)

Basic and diluted loss attributable to common stockholders per share as reported	$(0.09)	$(0.90)	$(0.70)
Stock-based compensation expense	(0.35)	(0.26)	(0.33)

Basic and diluted loss attributable to common stockholders per share pro forma	$(0.44)	$(1.16)	$(1.03)

During Fiscal 2005, the Board of Directors of the Company approved the acceleration of vesting of stock options granted to employees during Fiscal 1999 through Fiscal 2002. All of these option grants had exercise prices that were in excess of the stock price at the time of the action. The effect of this action was to accelerate the recognition of the pro-forma employee compensation. Fiscal 2005 pro forma employee compensation expense includes $1.5 million of incremental expense related to the options whose vesting terms were accelerated.
      Customer Deposits. Customer deposits result from cash received in advance of manufacturing services being performed.
      Net Income (Loss) Per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding assuming the exercise of convertible preferred stock, dilutive stock options and warrants. The dilutive effect of the stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, convertible preferred stock, options and warrants are dilutive and are thus excluded from the calculation.
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
      Financial Instruments. The fair value of cash equivalents, accounts receivable and payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of the Company’s borrowings and other long-term liabilities outstanding approximate their carrying values based upon current market rates of interest.
      Reclassifications. Certain amounts reported in the prior years have been reclassified to conform to the current year presentation.
      Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We will implement SFAS No. 123(R) on September 1, 2005 using the modified prospective method and we expect that the impact on 2006 earnings will be approximately $.5 million.
      On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The statement amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We are required to adopt this statement in Fiscal 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.
Note 2

Liquidity
      We generated net income in Fiscal 2005 of $355 after incurring net losses of $7,009 and 4,629 in Fiscal 2004 and 2003, respectively. This improvement in operating results was driven by numerous changes implemented over the past two years to correct operational problems. These actions included improved sales and marketing activities, production improvement initiatives and expense reductions. In Fiscal 2005, cash used in operations of $2,956 was due to the increases in sales which required a significant investment in working capital. In prior years, cash used in operations was due to the Company’s significant operating losses which created a situation that severely strained our cash resources.
      We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. In Fiscal 2004, we entered into two separate loans in the aggregate amount of $2,350 which enabled us to

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prepay a high cost subordinated promissory note assumed in the acquisition of our AMO business and which provided cash for operations. On February 13, 2004, we sold 1,180,000 shares of our common stock which generated net proceeds of $3.2 million. On May 9, 2005 we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions, together with the improved operating results, enabled us to amend and expand our Credit Agreement to increase the borrowing capacity to $5.0 million and to reduce the interest rates and improve other terms and conditions of the facility. The Credit Agreement is due to expire in September, 2006.
      Over the past two years we have taken other actions to provide cash to fund our operations. These actions include the recovery of approximately $2,200 against judgments against our former Chief Executive Officer, President and Chairman, the settlement of an action related to our AMO which provided cash of $300, the collection of previously written off promissory notes and the collection of notes receivable from officers and former directors. In addition, we facilitated the sale of our Boulder building which enabled us to enter into a modified lease on that facility that significantly reduced our lease payments. We have also entered into an agreement to sublease a portion of that facility which will further reduce our cash needs related to this facility in Fiscal 2006.
      As a result of these events, at August 31, 2005 our sources of liquidity consisted of $351 of cash and cash equivalents and approximately $2.0 million of borrowing capacity under our Credit Agreement. In addition, subsequent to year end, we received $1.3 million from the landlord of our Boulder facility which was a portion of our security deposit. These funds were returned in accordance with the satisfaction of conditions in our lease agreement. (See Note 21 to our Consolidated Financial Statements)
      Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, and the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures. In the event cash flows are not sufficient to fund operations at the present level, measures can be taken to reduce the expenditure levels including but not limited to reduction of spending for research and development, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including the issuance of the Company’s stock, the expansion of our Credit Agreement and the issuance of long-term debt.
      During Fiscal 2006, we intend to spend approximately $3.0 million for manufacturing equipment which will expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from, existing cash and cash equivalents, cash generated from operations, lease financing and available debt financing for the next 12 months.
      Management believes that existing cash and cash equivalents, current lending capacity and cash generated from operations will supply sufficient cash flow to meet short- and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3

Other Financial Statement Data
      The following provides additional information concerning selected consolidated balance sheet accounts at August 31, 2005 and 2004:

	August 31

	2005	2004

Inventories:
Purchased parts	$5,881	$4,673
Work in process	590	789
Finished goods	1,573	1,325

	$8,044	$6,787

Accrued liabilities:
Employee related costs	$1,786	$1,474
Deferred revenue	440	804
Real estate taxes	130	—
Customers deposits	589	418
Current maturities of long-term liabilities	247	805
Warranty reserve	132	139
Other accrued liabilities	805	1,029

	$4,129	$4,669

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$552	$1,471
Unfavorable operating lease, net	568	611

Total	1,120	2,082
Less current maturities	247	805

Total other long-term liabilities	$873	$1,277

Note 4

Warranty Obligations
      Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies our customers deem defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s product warranty accrual for each of the fiscal years in the three-year period ending August 31, 2005:

	Balance at			Balance at
	Beginning of Year	Provisions	Claims	End of Year

Fiscal 2005	$139	$125	$132	$132
Fiscal 2004	122	133	116	139
Fiscal 2003	200	168	246	122
Note 5

Asset Impairment Charges
      In fiscal 2004, the historical losses of our Microelectronics group triggered an internal evaluation of our long-lived assets relating to our Microelectronics Operations. Following this evaluation, it was determined that, we should have these assets valued by an independent third party in order to further evaluate the recoverability of our long-lived assets in accordance with Financial Accounting Standards No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets”. As a result of this independent valuation, the Company recorded an impairment charge of $465 in Fiscal 2004. In Fiscal 2003, the asset impairment analysis was triggered by the determination that alternative manufacturing and testing processes were more efficient than existing equipment and by the notification that a large portion of a significant customer program would be moved offshore early in Fiscal 2004. Accordingly, the Company recorded an impairment charge of $331 in Fiscal 2003 related to this equipment.
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
      During the second quarter of Fiscal 2004, we finalized our purchase price allocation for this acquisition. Since our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, we have increased the balance for our developed technologies by $323 related to technology sold to MKS Instruments and we increased other reserves by $160 related to legal costs. The net of these adjustments resulted in a reduction of

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
property and equipment of $163. Below is a table of the acquisition consideration, purchase price allocation and annual amortization of the intangible assets acquired in the acquisition of our AMO:

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
      Amortization expense for developed technology for the fiscal year ended August 31, 2005, 2004 and 2003, was $123, $120 and $111, respectively. Amortization expense is estimated to be $62 during our fiscal year ending August 31, 2006 and nothing thereafter.
      The purchase allocation included an accrual of $730 related to an unfavorable operating lease, $2,380 for future estimated lease payments and a $760 accrual to fulfill estimated contractual manufacturing obligations. The $2,380 accrued for estimated lease payments consists of $5,910 for future lease obligations less estimated sublease payments of $3,530 on 50,000 square feet of unoccupied space. We do not intend to occupy this space and have entered into a sublease agreement for 25,000 square feet of this space. We are actively pursuing a sublease tenant for the remainder of this space. The carrying value of long-lived assets was reduced by a net of $3,914 by the allocation of negative goodwill. In October 2004 we entered into a new lease with the new owner of our Boulder facility at substantially reduced rental rates. As a result of this transaction, we reduced by $578 the reserve related to the approximately 50,000 square feet of unimproved vacant space as of the date of the transaction.
      On October 31, 2003, we entered into an agreement with MKS Instruments, Inc. (the “MKS Agreement”), wherein MKS Instruments, Inc. purchased our solid state radio frequency power amplifier technology for $323. The MKS Agreement contains a non-compete clause restricting us from developing and selling competing solid state amplifiers in the MRI market for a period of two years. This non-compete clause does not restrict us from fulfilling our traditional role as a contract manufacturer of third party solid state MRI amplifiers.
      On November 17, 2003, we entered into a Settlement Agreement and Mutual Release (the “BD Settlement Agreement”) with Becton Dickinson (“BD”), pursuant to which, among other things, we agreed to pay to BD the sum of $400. Such amount was paid in five installments of $80, of which the initial four were paid on November 17, 2003, February 20, 2004, April 21, 2004 and July 26, 2004 and the remainder of which was paid on August 25, 2004. Except for cash flow, the BD Settlement Agreement did not impact our results of operations as we had established a full reserve in the purchase accounting adjustments for this matter. Our

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dispute was based on certain equipment that was shipped to BD prior to the acquisition of AMO that did not meet the customer’s acceptance criteria. See Note 20 — Settlement Gain — of the Consolidated Financial Statement.
      The following table presents the unaudited pro forma consolidated results of operations of the Company for the fiscal year ended August 31, 2003, as if the acquisition of our AMO took place on October 1, 2002:

Fiscal Year Ended
August 31, 2003

Net sales	$54,710
Net loss	(6,096)

Net loss per share	$(0.31)

      As our AMO had a June 30 year-end and the Company has an August 31 fiscal year-end, the pro forma information reflects the combination of different periods for the Company and our AMO. The twelve-month 2003 pro forma information includes unaudited results of operations for the twelve-month periods ended August 31, 2003 for the Company and unaudited results of operations for the twelve-month periods ended June 30, 2003 for our AMO, respectively.
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
Note 7

Long-Term Debt
      Long-term debt consists of the following:

	August 31,

	2005	2004

Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,048 due in November 2009; secured by our Victoria facility	$1,145	$1,174
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; secured by our Victoria facility and equipment located at our Tempe facility	673	916
Capital lease obligation; payable in installments of $1 through February 2009; secured with machinery and equipment	25	34
Commercial loans payable in fixed monthly installments of $1 through May 2009; secured with certain machinery and equipment	22	33
Commercial loans payable in fixed monthly installments of $12 through July 2005; secured with certain machinery and equipment	9	79
Capital lease obligations; payable in fixed monthly installments of $15 through July 2008; secured with certain machinery and equipment	423	—

Total	2,297	2,236
Less current maturities	484	403

Total long-term debt	$1,813	$1,833

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During our fiscal years ended August 31, 2005 and 2004, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:
      At the time of our AMO acquisition in January 2003 CMED, the seller, funded a subordinated promissory note. On May 8, 2003 the subordinated promissory note was sold by CMED to a third party for $1,820. The agreement continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the subordinated promissory note were modified on May 16, 2003 and on September 12, 2003. On October 15, 2003, we prepaid the subordinated promissory note for a discount on the principal amount outstanding of $360, the payment of accrued interest totaling $167 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the subordinated promissory note, the Company recognized a gain on the early extinguishment of the subordinated promissory note totaling $472 during the first quarter of Fiscal 2004.
      The funds to prepay the subordinated promissory note were obtained from two separate loans in the aggregate amount of $2,350 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,048 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.
      During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements. As a result, on December 3, 2004, we entered into waiver and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004 and on December 29, 2004, to address actual and potential covenant violations. The waiver and amendments on December 3, 2004 increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%.
      The Company is in compliance with all covenants as of August 31, 2005.
      During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442 with an effective average interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4.0 million within 18 months of the date of these leases. Amortization of capital lease obligations was included in depreciation expense for all years presented. The cost and accumulated amortization of capital lease obligations was $738 and $114 as of August 31, 2005, respectively.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Principal maturities of long-term debt at August 31, 2005, are as follows:

Fiscal Years Ending August 31,

2006	$333
2007	343
2008	67
2009	27
2010	1,048

Total	$1,818

      Future minimum capital lease payments are as follows for the years ending August 31:

Fiscal Years Ending August 31,

2006	$214
2007	198
2008	172
2009	10

Total	594
Less: amount representing interest	(115)

Present value of future minimum lease payments	479
Less: current portion	(151)

Capital lease obligations, net of current portion	$328

Note 8

Line of Credit
      Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement has been modified several times during Fiscal 2005 and 2004 and now expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At year end we had a maximum of approximately $2,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $2,563 and $1,310 as of August 31, 2005 and 2004, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75% (9% as of August 31, 2005). There is also an immediate discount of .85% for processing. Prior to July 7, 2005, borrowings under the facility required an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable. Borrowings are reduced as collections and payments are received into a lock box by the bank. In Fiscal 2004, the effective interest rate based on our average DSO of 55 days would be 17.9% annualized. This rate was approximately the same in Fiscal 2005 prior to the amendment in July. The effective borrowing rate subsequent to that amendment was approximately 9%. As of the August 31, 2005, the Company is in compliance with all covenants of the Credit Agreement.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9

Income Taxes
      Income tax expense (benefit) for the fiscal years ended August 31, 2005, 2004 and 2003 consisted of the following:

	Fiscal Year Ended
	August 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$—	$—	$(21)
State	—	—	—
Deferred	—	—	—

Income tax expense (benefit)	$—	$—	$(21)

      Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	Fiscal Year Ended
	August 31,

	2005	2004	2003

Federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State income tax rate (net of federal tax effect)	—	—	—
Reversal of reserve for contingencies	—	—	—
Change in valuation allowance	(34.0)	34.0	33.0
Write-off of equity investment	—	—	—
Other	—	—	1.1

Effective tax rate	—%	—%	(0.1)%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2005 and 2004 are as follows:

	August 31

	2005	2004

	(In thousands)
Deferred tax assets (current):
Receivables	$59	$32
Inventories	365	524
Accrued liabilities	393	258

	817	814

Deferred tax assets (long-term):
Net operating loss carry-forward	6,423	6,961
Capital loss carry-forward	235	235
Licensing agreement reserve	196	196
Other	270	293

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31

	2005	2004

	(In thousands)
Gross deferred tax assets (long-term)	7,124	7,685
Less: Deferred tax assets valuation allowance	(7,195)	(7,642)

Net deferred tax assets (long-term)	(71)	43

Deferred tax liabilities (long-term):
Property and equipment	(746)	(795)
Patents	—	(62)

Net deferred tax asset	$—	$—

      The Company has a federal net operating loss carry-forward at August 31, 2005, of approximately $17.0 million which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2012 through 2024. Under the Tax Reform Act of 1986, the utilization of this tax loss carry-forward may be limited as a result of significant changes in ownership. In addition, the Company has a capital loss carry-forward of $691 which is available to offset any future capital gains. If not used, this carry-forward will expire in 2007.
      The valuation allowance for deferred tax assets as of August 31, 2005, was $7,195 and as of August 31, 2004, was $7,642. The total valuation allowance for the fiscal year ended August 31, 2005 decreased by $447 and increased in Fiscal 2004 by $2,237. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
Note 10

Stock Benefit Plans
      1998 Plan. Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 1,650,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At August 31, 2005, the number of shares available for grant was 161,000.
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
      Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During our fiscal years ended August 31, 2005, 2004 and 2003, 37,000, 83,314 and 34,035 shares at prices of $2.50, $1.62 and $1.59, respectively, were purchased under the 1989 Plan

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in connection with the employee stock purchase plan. At August 31, 2005, the number of shares available for grant was 30,000.
      Directors’ Plan. During Fiscal 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors (the “Director’s Plan”). Under the Director’s Plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective each year upon adjournment of the annual shareholders’ meeting at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares, in the aggregate, were granted annually to three non-employee directors at $3.40 and $2.16 during fiscal years ended August 31, 2004 and 2003, respectively. At August 31, 2005, there were no shares available for grant. An additional option to purchase 10,000 shares were granted to a non-employee director at $3.40 during our fiscal year ended August 31, 2004, from the 1998 Plan as the Director’s Plan did not have shares remaining to grant.
      Change of Control. Under the terms and conditions of the Company’s 1989 Plan and the Director’s Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a vesting of all unexercised stock options.
      Summary of Activity. The following is a summary of all activity involving the above stock option plans:

		Weighted
		Average
	Options	Exercise Price
	Outstanding	Per Share

Balance, August 31, 2002	1,492,525	$9.30

Granted	519,035	2.90
Exercised	(34,035)	1.59
Cancelled	(577,925)	9.43

Balance, August 31, 2003	1,399,600	7.02

Granted	577,814	2.77
Exercised	(83,314)	1.62
Cancelled	(448,000)	8.78

Balance, August 31, 2004	1,446,100	5.05

Granted	384,000	2.96
Exercised	—	—
Cancelled	(173,125)	5.01

Balance, August 31, 2005	1,656,975	$4.59

During the fourth quarter of Fiscal 2005, the Board of Directors voted to accelerate the vesting of all stock options outstanding to employees that were issued in Fiscal 1999, 2000, 2001 and 2002 so that all were 100% exercisable as of July 1, 2005. As defined in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” it was determined that there was no compensation expense as a result of the acceleration of the vesting of the outstanding options. Options that were exercisable as of August 31, 2005, 2004 and 2003 were 815,325, 594,988 and 545,000, respectively. The average exercise price of exercisable options at August 31, 2005, 2004 and 2003 was $5.92, $5.85 and $7.54, respectively.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of August 31, 2005:

	Options Outstanding
				Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$1.28-2.75	482,500	$2.04	8.6	242,825	$1.93
$2.99-3.30	394,000	3.06	9.7	39,900	3.21
$3.40-4.38	324,500	3.78	8.6	122,375	4.06
$5.50-6.85	188,925	5.81	4.2	166,925	5.79
$7.70-10.75	132,200	9.20	5.5	128,450	9.15
$11.62-20.38	134,850	13.88	5.6	114,850	13.88

	1,656,975	$4.59	7.9	815,325	$5.92

      The weighted average grant-date fair value of options granted during our fiscal years ended August 31, 2005, 2004 and 2003, was $2.15, $1.96 and $1.84, respectively. The weighted average fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	Fiscal Years Ended August 31,

	2005	2004	2003

Risk-free interest rates	3.72%	2.74% to 3.74%	2.31% to 3.52%
Expected life	8 years	5 to 10 years	7 to 8.5 years
Volatility	72%	73%	73%
Expected dividends	None	None	None
      Common Stock Warrants. In May, 2005, the Company issued five year warrants to purchase 527,152 shares of common stock at an exercise price of $3.05 in connection with a private equity offering. In February 2004, the Company issued warrants to purchase 424,800 share of common stock at an exercise price of $3.72 in connection a private equity placement. These warrants vested immediately and expire five years from date of grant. In August 2001, the Company issued 47,500 Warrants in connection with a financing transaction. These warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expire five-years from date of grant.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11

Net Income (Loss) Per Share Computation
      The components of net income (loss) per basic and diluted share are as follows:

	Fiscal Years Ended August 31,

	2005	2004	2003

Basic:
Net income (loss)	$355	$(7,009)	$(4,629)
Loss attributable to common stockholders	$(717)	$(7,009)	$(4,629)
Net income (loss) per share	$0.04	$(0.90)	$(0.70)
Deemed dividend on convertible preferred stock	$(0.13)	$—	$—

Loss attributable to common stockholders per share	$(0.09)	$(0.90)	$(0.70)
Weighted average number of common shares outstanding	8,382,000	7,745,000	6,629,000
Diluted:
Net income (loss)	$355	$(7,009)	$(4,629)
Loss attributable to common stockholders	$(717)	$(7,009)	$(4,629)
Net income (loss) per share	$0.04	$(0.90)	$(0.70)
Deemed dividend on convertible preferred stock	$(0.13)	$—	$—

Loss attributable to common stockholders per share	$(0.09)	$(0.90)	$(0.70)
Weighted average number of common shares outstanding	8,382,000	7,745,000	6,629,000
Effect of convertible preferred stock	382,000	—	—
Effect of dilutive stock options	194,000	—	—

Weighted average shares assuming dilution	8,958,000	7,745,000	6,629,000

      Approximately 1,646,000, 1,918,400 and 1,447,100 shares under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for our fiscal years ended August 31, 2005, 2004 and 2003, respectively.
Note 12

Equity Offerings and Deemed Dividend

Sale of Convertible Preferred Stock
      On May 9, 2005, we completed the sale of 130,538 shares of our Series A convertible preferred stock, referred to as preferred stock, in a private placement to a group of institutional and accredited investors. Gross proceeds to us from the offering were $3.4 million. Each share of preferred stock is convertible into ten shares of our common stock, which in the aggregate would represent an additional 1,305,380 shares of common stock. Through August 31, 2005, 985,380 shares of common stock have been issued in connection with the conversion of 98,538 shares of Convertible Preferred Stock.
      The purchase price of the preferred stock was $26.00 per share. In connection with the financing, we also issued to the investors and the agent five-year warrants to purchase up to 527,152 shares of common stock at an exercise price of $3.05 per share. If the warrant holders exercise the warrants in full we would receive an additional approximately $1.6 million in cash proceeds. There are no dividend, coupon or redemption rights

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with our preferred stock; however our preferred stock includes a liquidation preference. The Convertible Preferred Shares have voting rights on an “as if” converted basis. We have agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on The Nasdaq Stock Market, Inc. We paid a $25 fee and issued warrants to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share as compensation to the placement agent who assisted in the private placement.
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

Deemed Dividend on Convertible Preferred Stock
      In view of the fact that the preferred stock contains an embedded beneficial conversion feature, we have recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. We have treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net income (loss) to “loss available to common stockholders.”

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
Note 13

Notes Receivable — Related Parties — Officers and Former Directors
      In Fiscal 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended on July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at prime plus 1/2% per annum and have a term of five years with interest only payments to be made annually for the first (2) years and annual principal and interest installments through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Edwin W. Finch, III, our former director, missed a payment of $93 in principal and interest under his promissory note to us, which was due on April 2, 2004. Mr. Finch withheld payment on his note because of a dispute regarding payments owed him under an employment agreement. On October 15, 2004, the parties settled the dispute regarding the employment agreement and the note, and Mr. Finch subsequently satisfied his obligation for the payment he withheld. We recorded a write-off of $64 related to this settlement in Fiscal 2004.
      As of August 31, 2005, the amounts owed on these notes was $207 and the interest due the Company on these notes was $4. Both amounts are payable April 2, 2006.
Note 14

Litigation Recoveries
      On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of August 31, 2005, the total combined judgment against Mr. Fant was approximately $2,255, excluding interest.
      During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of Common Stock previously held by Mr. Fant, approximately $1,842 of recoveries which have served to partially reduce our total judgment against Mr. Fant. In Fiscal 2005 and 2004 we recognized $481 and $1,361 of these recoveries, respectively. Mr. Fant filed for bankruptcy protection on October 14, 2005. The Company will seek to collect additional amounts from Mr. Fant’s Bankruptcy Estate. At this early stage of the bankruptcy proceedings, it is not possible to determine whether collection of additional amounts is possible.
Note 15

Employee Benefit Plans
      The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During our fiscal years ended August 31, 2005, 2004 and 2003, the Company contributed $93, $105 and $77, respectively to the plan.
Note 16

Commitments and Contingencies
      The Company leases certain office and manufacturing space and equipment under non-cancelable operating leases. The most significant lease involves our 152,022 square foot facility in Boulder, Colorado. On October 1, 2004, we signed a new lease with the owner of the building, Boulder Investor’s LLC, at substantially reduced rental rates. The lease is for 15 years, terminating in October 2020. Monthly payments under the lease were $113 in Fiscal 2005 and escalate 3% per year through the term of the lease. Under the terms of the new lease, we provided a security deposit of $1,500 to the landlord. Under the lease agreement,

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1,350 of our deposit will be refunded to us if, after completing four consecutive quarters of positive earnings before interest, taxes depreciation and amortization, as derived from our financial statements and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. When these conditions are satisfied, we will determine the value of the additional consideration to be provided to our landlord and recognize this expense over the remaining life of the lease. We anticipate that this transaction will occur in the first quarter of Fiscal 2006 and that the value of the additional consideration will approximate $350 in total or approximately $30 per year through the end of the lease term. These amounts have not been included minimum lease commitment amounts presented below. (See Note 21 — Subsequent Event — to the Consolidated Financial Statements).
      We lease a 14,000 square foot production facility in Tempe, Arizona for our high density interconnect business. The lease extends through July 31, 2010. Base rent is approximately $100 per year. We lease one property in Minnesota: a 20,000 square foot facility in Chanhassen, Minnesota, for our RFID business. The Chanhassen facility is leased until October 15, 2007. Base rent is approximately $140 per year.
      Total rent expense for the years ended August 31, 2005, 2004 and 2003 including common area costs and real estate taxes was $1,524, $2,045 and $1,367, respectively.
      The operating lease and other contractual commitments, future minimum lease payments, net of payments received from subleases and excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

Minimum Operating
Year Ending August 31,	Lease Commitments

2006	$1,770
2007	1,596
2008	1,598
2009	1,636
2010	1,676
Thereafter	16,627

Total minimum lease payments	$24,903

      In April 2005, we entered into an agreement to sublease 25,000 square feet of space at our Boulder facility. The lease provides for rental payments and reimbursement of operating expenses of approximately $0.3 million annually commencing in January 2006. We are continuing to actively pursue a tenant to sublease the remaining 25,000 square feet.
      The Company has a current employment agreement with the Company’s chief executive officer who also serves on the board. The Agreement provides for severance payments subject to certain conditions and events for up to 18 months of his salary at the time of termination.

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17

Major Customers, Concentration of Credit Risk and Geographic Data
      The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Fiscal Years Ended
	August 31,

	2005	2004	2003

GE Medical Systems	12%	17%	14%
Siemens, Inc.	6%	8%	14%
Sonic Innovations, Inc.	—	2%	17%

Total	18%	27%	45%

      Accounts receivable from these customers represented 10%, 8% and 28% of the total accounts receivable at August 31, 2005, 2004 and 2003, respectively. In addition, accounts receivable from two other customers represented 11% and 11% of total accounts receivable at August 31, 2005.
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
Note 18

Geographic Data
      Sales to customers by geographic region as a percentage of net sales are as follows:

	Fiscal Year Ended August 31,

	2005		2004		2003

	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales

United States	$39,498	70%	$31,974	74%	$27,616	72%
Canada/ Mexico	3,661	6%	2,694	6%	3,856	10%
Europe	5,863	10%	4,025	9%	1,105	3%
Asia-Pacific	7,361	13%	4,588	11%	5,827	15%
South America	248	0%	39	0%	36	0%

Total	$56,631	100%	$43,320	100%	$38,440	100%

Note 19

Segment Information
      We operate the business under two business segments. These segments are described below:
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

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Medical Operations for Fiscal 2003 includes approximately seven months of the results from these operations since January 24, 2003, when these operations were acquired.
      Segment information for Fiscal 2005, 2004 and 2003 was as follows:

	Fiscal 2005

	Microelectronics	Advanced Medical
	Operations	Operations	Total

Net sales	$33,377	$23,254	$56,631
Gross profit	6,669	4,915	11,584
Operating income (loss)	(1,763)	2,000	237
Total assets	18,260	9,417	27,677
Depreciation and amortization	2,049	405	2,454
Capital expenditures	1,708	119	1,827

	Fiscal 2004

	Microelectronics	Advanced Medical
	Operations	Operations	Total

Net sales	$22,748	$20,572	$43,320
Gross profit	158	3,965	4,123
Operating loss	(8,142)	(372)	(8,514)
Total assets	15,846	9,266	25,112
Depreciation and amortization	2,405	457	2,862
Capital expenditures	593	150	743

	Fiscal 2003

	Microelectronics	Advanced Medical
	Operations	Operations	Total

Net sales	$24,011	$14,429	$38,440
Gross profit	4,052	3,061	7,113
Operating income (loss)	(3,662)	225	(3,437)
Total assets	16,835	9,668	26,503
Depreciation and amortization	2,705	590	3,295
Capital expenditures	442	—	442
Note 20

Settlement Gain
      During the third quarter of Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs was a gain of $300. All the cash related to this settlement was received in the third quarter of Fiscal 2005.
Note 21

Subsequent Event
      As discussed in Note 16 Commitments and Contingencies, our Boulder lease provides for the refund of $1,350 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes depreciation and the amortization, as derived from our financial statements and verified by an independent third party accountant, we deliver to our landlord the greater of 100,000 shares of our common

HEI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock or 0.11% of the outstanding shares of our common stock. In November, 2005 we delivered the required documents and a certificate for 100,000 shares of our stock. On November 23, 2005, we received $1,350 refund. The value of the additional stock consideration issued to our landlord is approximately $350 and will be amortized over the remaining term of our lease.
Note 22

Summary of Quarterly Operating Results (Unaudited)
      A summary of the quarterly operating results for Fiscal 2005 and 2004 is as follows (unaudited):

Fiscal Year 2005	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$14,071	$13,736	$13,755	$15,068
Gross profit	2,956	2,867	2,570	3,191
Operating income (loss)	77	(411)	185	387
Net income (loss)	415	(537)	273	204
Deemed dividend	—	—	(1,072)	—

Loss attributable to common stockholders	$415	(537)	$(921)	$204

Net income (loss) per share:
Basic and Diluted:
Net income (loss)	$0.05	$(0.06)	$0.03	$0.02
Deemed dividend	—	—	$(0.13)	—

Loss attributable to common stockholders	$0.05	$(0.06)	$(0.11)	$0.02

Fiscal Year 2004	First	Second	Third	Fourth

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$10,916	$9,995	$11,131	$11,278
Gross profit	1,064	451	1,151	1,457
Asset impairment charges	—	—	—	465
Special investigation costs	253	504	94	43
Operating loss	(1,668)	(2,971)	(1,679)	(2,196)
Net loss	(1,253)	(2,969)	(1,029)	(1,758)

Net loss per share
Basic	$(0.18)	$(0.41)	$(0.12)	$(0.21)
Diluted	$(0.18)	$(0.41)	$(0.12)	$(0.21)
      The summation of quarterly net loss per share does not equate to the calculation for the year on a diluted basis since the quarterly calculations are performed on a discrete basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders, Audit Committee and the Board of Directors
HEI, Inc.:
      We have audited the accompanying consolidated balance sheet of HEI, Inc. and subsidiaries as of August 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
October 25, 2005 (except as to Note 21, as to which the date is November 23, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and the Board of Directors
HEI, Inc.:
      We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of August 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended August 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of August 31, 2004, and the results of their operations and their cash flows for the years ended August 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Minneapolis, Minnesota
January 12, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
      KPMG LLP (“KPMG”) served as our principal accountants in Fiscal 2004 and 2003. On October 1, 2004, we received verbal notification from representatives of KPMG of their decision not to stand for re-election as our independent registered public accounting firm for Fiscal 2005, and that, as a result, our client-auditor relationship with KPMG would cease upon completion of the audit of our consolidated financial statements for Fiscal 2004, and the filing of our Annual Report on Form 10-K for Fiscal 2004, which occurred January 13, 2005.
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
      A letter from KPMG was previously filed as an exhibit tour August 31, 2004 Annual Report on Form 10-K in accordance with Item 304 (A)(3) of Regulation S-X.
      Prior to the identification of such deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to establish a proper control environment.
      We have discussed our corrective actions and future plans with our Audit Committee and we believe the actions taken have corrected the deficiencies in internal controls that are considered to be a material weakness.
      On January 25, 2005, the Audit Committee of our board of directors engaged Virchow, Krause & Company, LLP, or Virchow Krause, to audit our consolidated financial statements for the fiscal year ending August 31, 2005. During our two most recent fiscal years, we (i) did not engage Virchow Krause to act as either the principal accountant to audit our financial statements or as an independent accountant to audit any of our significant subsidiaries, (ii) did not consult with Virchow Krause on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements within the meaning of Item 304(a)(2)(i) of Regulation S-K, and (iii) did not consult with Virchow Krause on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures.
      During the course of the audit of the consolidated financial statements for Fiscal 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP, did not identify any deficiencies in internal controls which were considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants.

      There were no changes in our system of internal controls during the fourth quarter of Fiscal 2005.
      During the course of their audit of our consolidated financial statements for Fiscal 2004, which was completed on January 13, 2005 with the filing our Annual Report on Form 10-K for the year ended August 31, 2004, our former independent registered public accounting firm KPMG LLP advised management and the Audit Committee of our Board of Directors that they had identified three deficiencies in internal control which were considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses related to the following: (i) the lack of segregation of duties and financial oversight controls at our Boulder facility, which in aggregate created an ineffective control environment, (ii) several revenue recognition errors that were not discovered during our normal closing procedures, and (iii) financial reporting. On January 12, 2005, KPMG LLP also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our SAP system.
      Prior to the identification of such deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to establish a proper control environment, including:

•	the replacement of our Controller at the Boulder facility;

•	implementing the SAP system for all of our financial reporting, including our Boulder facility;

•	adding controls and moving control related functions to our Victoria facility to eliminate opportunities to override controls over cash, accounts receivable and accounts payable;

•	the training of our accounting personnel at a revenue recognition seminar;

•	providing revenue recognition training for contract administration personnel;

•	adding revenue recognition review and approval control functions;

•	adding staff to accommodate the changes required; and

•	evaluating access controls needed within the SAP system.
      We have discussed our corrective actions and future plans with our Audit Committee and we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness.
      Our management team, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.
      We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent second party consulting firm. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.
      In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
Item 9B. Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information required under this item will be contained in our 2006 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.
      Information required under this item will be contained in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters.
      Information required under this item will be contained in our 2006 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
      Information required under this item will be contained in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      Information required under this item will be contained in our 2006 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) Financial Statements — See Part II, Item 8 of this Annual Report on Form 10-K.
      (b) Exhibits:

2.2	Purchase Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
2.3	Registration Rights Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
3.1	Amended and Restated Articles of Incorporation of HEI, Inc.	Note 2
3.2	Amended and Restated Bylaws of HEI, Inc.	Note 2
3.3	Amendments to the Amended and Restated Bylaws of HEI, Inc., effective as of March 19, 2003	Note 14
3.4	Certificate of Designation of Common Stock of HEI, Inc.	Note 15

10.1		Loan and Security Agreement, dated July 31, 2000, among HEI, Inc. and LaSalle Business Credit, Inc.	Note 3
10.2		First Amendment to Credit Agreement, dated August 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.3		Second Amendment to Loan and Security Agreement, dated April 16, 2001, between HEI, Inc. and LaSalle Business Credit, Inc.	Note 4
10.4		Third Amendment to Loan and Security Agreement, dated October 31, 2001, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 4
10.5		Seventh Amendment to Loan and Security Agreement, dated December 1, 2002, by and among HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, Inc.	Note 5
10.6		Eighth Amendment to Loan and Security Agreement, dated April 9, 2003, between HEI, Inc., Cross Technology, Inc. and LaSalle Business Credit, LLC.	Note 6
10.7		Capital Expenditure Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.8		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.9		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.10		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.11		Amended and Restated Capital Expenditure Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.12		Reimbursement Agreement, dated July 31, 2000, by and between HEI, Inc., LaSalle Bank, N.A. and LaSalle Business Credit, Inc.	Note 3
10.13		Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Lease and Rents, dated July 31, 2000, by HEI, Inc., as Mortgagor, to LaSalle Business Credit, Inc., as Mortgagee.	Note 3
10.14		Patent, Trademark and License Mortgage, dated July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.15		Amendment No. 1 to Patent, Trademark and License Agreement, undated, by HEI, Inc., in favor of LaSalle Business Credit, Inc.	Note 4
10.16		Security Agreement, dated July 31, 2000, by and between HEI, Inc. and LaSalle Business Credit, Inc.	Note 3
10.17		Revolving Note, executed as of July 31, 2000, by HEI, Inc. in favor of LaSalle Business Credit, Inc.	Note 3
10.18		Amended and Restated Revolving Note, executed as of October 31, 2001, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 4
10.19		Amended and Restated Revolving Note, executed as of December 1, 2002, by HEI, Inc. and Cross Technology, Inc. in favor of LaSalle Business Credit, Inc.	Note 5
*10	.20	Form of Indemnification Agreement between HEI and officers and directors.	Note 7
*10	.21	HEI, Inc. 1989 Omnibus Stock Compensation Plan, adopted April 3, 1989, and as Amended and Restated effective November 15, 1991, and as amended effective April 29, 1992, May 11, 1994, and October 31, 1996.	Note 8
*10	.22	HEI, Inc. 1998 Stock Option Plan, adopted November 18, 1998, and amended effective January 20, 2000, January 24, 2001, and February 20, 2002.	Note 9
*10	.23	HEI, Inc. 1998 Stock Option Plan for Nonemployee Directors, adopted November 18, 1998, and amended effective June 7, 1999 and December 12, 2002.	Note 14
10.24		Registration Rights Agreement, dated August 29, 2001, by and among HEI, Inc. and Certain Investors listed on Exhibit A thereto.	Note 11
10.25		Sample Promissory Note of Certain Officers and Directors in connection with the Exercise of Stock Options.	Note 10
10.26		Subordinated Promissory Note, dated as of January 24, 2003, issued by HEI, Inc. and accepted by Colorado MEDtech, Inc.	Note 1

10.27		Lease, dated as of January 7, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.28		First Addendum to Lease, dated September 12, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.29		Second Addendum to Lease, dated January 23, 2003, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 12
10.30		Agreement Regarding Additional Security Deposit, undated, by and between Eastside Properties, Inc. and HEI, Inc.	Note 12
10.31		Letter Agreement, dated May 16, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 13
10.32		Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 13
*10	.33	Confidential Separation Agreement and Release, dated June 20, 2003, between HEI, Inc. and Steve E. Tondera, Jr.	Note 14
*10	.34	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Douglas Nesbit.	Note 14
*10	.35	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Stephen Peterson.	Note 14
*10	.36	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Scott Stole.	Note 14
*10	.37	Employment Agreement, dated October 1, 2003, between HEI, Inc. and Simon Hawksworth.	Note 14
*10	.38	Employment Agreement, dated October 1, 2003, between HEI, Inc. and James Vetricek.	Note 14
10.39		Note Prepayment Agreement, dated October 15, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 14
10.40		Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.41		Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.	Note 14
10.42		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.43		Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 14
10.44		Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.45		Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group, Inc.	Note 14
10.46		Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.47		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.48		Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 14
10.49		Asset Purchase Agreement, dated October 31, 2003, by HEI, Inc. and MKS Instruments, Inc.	Note 14
10.50		Amendment dated December 12, 2003, to Accounts Receivable Agreement, dated May 29, 2003, by and among HEI, Inc. and Beacon Bank.	Note 14
10.51		Registration Rights Agreement, dated as of November 5, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 16
10.52		Stock Purchase Agreement, dated February 13, 2004, by and among HEI, Inc. and the Investors listed on Exhibit A thereto.	Note 17
10.53		Registration Rights Agreement, dated February 13, 2004, by and among HEI, Inc. and the Purchasers listed on Exhibit A thereto.	Note 17

10.54		Form of Registration Rights Agreement, dated as of February 23, 2004, among HEI, Inc. and the Purchasers of an aggregate of 251,380 shares of HEI, Inc.	Note 16
10.55		Form of Registration Rights Agreement, dated as of May 7, 2004, among HEI, Inc. and the Purchasers of an aggregate of 631,524 shares of HEI, Inc.	Note 15
10.56		Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 21
10.57		Lease Agreement, dated October 1, 2004, by and between HEI, Inc. and Boulder Investors LLC.	Note 18
10.58		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Bank.	Note 19
10.59		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 19
10.60		Amendment dated December 7, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, and July 1, 2004, by and among HEI, Inc. and Beacon Bank.	Note 20
*10	.61	Employment Agreement, dated April 19, 2004, between HEI Inc. and Mack Traynor.	Note 22
†10	.62	Amendment dated July 7, 2005, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on July 1, 2004 and December 13, 2003, by and among HEI, Inc. and Beacon Bank.
10.63		Consulting Agreement, dated January 12, 2005, between Emerging Capital and HEI, Inc.	Note 24
16		Letter from KPMG, LLP to the Securities and Exchange Commission dated December 21, 2004.	Note 23
†21		Subsidiaries of the Registrant.
†23	.1	Consent of Virchow, Krause & Company, LLP.
†23	.2	Consent of KPMG LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending November 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ending February 28, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K/ A (Amendment No. 1), filed with the Securities and Exchange Commission on April 10, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-115982), filed with the Securities and Exchange Commission on May 28, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-113419), filed with the Securities and Exchange Commission on March 9, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K/ A (Amendment No. 1), filed with the Securities and Exchange Commission on February 19, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

(19)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(22)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(23)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(24)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2005, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

†	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEI, INC.

By:	/s/ MACK V. TRAYNOR III

Mack V. Traynor III
Chief Executive Officer and President
Date: November 23, 2005
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ MACK V. TRAYNOR III Mack V. Traynor III	Chief Executive Officer and President	November 23, 2005

/s/ TIMOTHY C. CLAYTON Timothy C. Clayton	Chief Financial Officer	November 23, 2005

/s/ DENNIS J. LEISZ Dennis J. Leisz	Director	November 23, 2005

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	November 23, 2005

/s/ MICHAEL J. EVERS Michael J. Evers	Director	November 23, 2005

/s/ GEORGE M. HEENAN George M. Heenan	Director	November 23, 2005

/s/ ROBERT W. HELLER Robert W. Heller	Director	November 23, 2005

INDEX TO EXHIBITS

21	Subsidiaries of the Registrant.
23.1	Consent of Virchow, Krause & Company, LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.