Form 10-Q
period 2005-11-26
HEI INC
filed 2006-01-10
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 26, 2005.

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
(952) 443-2500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 4, 2006, 9,479,567 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets
(In thousands, except per share and share data)

	November 26 ,	August 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$826	$351
Accounts receivable, net of allowance for doubtful accounts of $157	8,227	9,278
Inventories	7,797	8,044
Security deposit	—	1,350
Other current assets	730	1,136

Total current assets	17,580	20,159

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	23,393	23,214
Accumulated depreciation	(21,394)	(20,864)

Net property and equipment	6,538	6,889

Developed technology, less accumulated amortization of $383 and $352, respectively	31	62
Security deposit	230	230
Other long-term assets	649	337

Total assets	$25,028	$27,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,143	$2,563
Current maturities of long-term debt	500	484
Accounts payable	3,354	4,019
Accrued liabilities	3,729	4,129

Total current liabilities	8,726	11,195

Other long-term liabilities, less current maturities	913	873
Long-term debt, less current maturities	1,771	1,813

Total other long-term liabilities, less current maturities	2,684	2,686

Total liabilities	11,410	13,881

Commitments and contingencies Shareholders’ equity:
Undesignated stock; 1,833,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832)	2	2
Common stock, $.05 par; 13,000,000 shares authorized; 9,479,000 and 9,379,000 shares issued and outstanding	474	469
Paid-in capital	27,148	26,701
Accumulated deficit	(13,799)	(13,169)
Notes receivable-related parties-officers and former directors	(207)	(207)

Total shareholders’ equity	13,618	13,796

Total liabilities and shareholders’ equity	$25,028	$27,677

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	November 26, 2005	November 27, 2004
Net sales	$13,787	$14,071
Cost of sales	11,063	11,115

Gross profit	2,724	2,956

Operating expenses:
Selling, general and administrative	2,163	2,042
Research, development and engineering	1,093	837

Total Operating expenses	3,256	2,879

Operating income (loss)	(532)	77

Other income (expenses):
Interest expense, net	(127)	(169)
Litigation recovery	—	481
Other income (expense), net	29	26

Income (loss) before income taxes	(630)	415
Income taxes	—	—

Net income (loss)	$(630)	$415

Net income (loss) per common share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05

Weighted average common shares outstanding:
Basic	9,400	8,357
Diluted	9,400	8,425

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	November 26, 2005	November 27, 2004
Cash flow from operating activities:
Net income (loss)	$(630)	$415
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	585	645
Loss on disposal of property and equipment	—	15
Stock based compensation expense	116	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	—	481
Accounts receivable	1,051	(1,476)
Inventories	247	(808)
Other current assets	406	444
Accounts payable	(665)	281
Accrued liabilities and other long-term liabilities	(360)	(795)

Net cash flow provided by (used in) operating activities	750	(798)

Cash flow from investing activities:
Additions to property and equipment	(58)	(338)
Additions to patents	—	(54)
Refund of security deposit	1,350	—

Net cash flow provided by (used in) investing activities	1,292	(392)

Cash flow from financing activities:
Note repayment	—	20
Repayment of long-term debt	(147)	(103)
Net borrowings (repayments) on line of credit	(1,420)	1,377

Net cash flow provided by (used in) financing activities	(1,567)	1,294

Net increase in cash and cash equivalents	475	104
Cash and cash equivalents, beginning of period	351	200

Cash and cash equivalents, end of period	$826	$304

Supplemental disclosures of cash flow information:
Interest paid	$143	$169
Capital lease obligations related to equipment acquisitions	$121	—
Issuance of common stock to landlord recorded as long-term asset	$336	—
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005 (“Fiscal 2005”). Interim results of operations for the three-month period ended November 26, 2005, may not necessarily be indicative of the results to be expected for the full year.
The unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.
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
(2) Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $630 for the three months ended November 26, 2005 and net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At November 26, 2005, our sources of liquidity consisted of $826 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota, which provides borrowing capacity up to $5.0 million subject to availability based on our accounts receivable. The Credit Agreement is due to expire in September 2006. There was $1,143 outstanding debt under the Credit Agreement at November 26, 2005.
On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. In addition, on November 23, 2005, we received $1,350 refund of our security deposit on our Boulder facility. These actions enabled us to fund working capital requirements and acquire manufacturing equipment.
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
(3) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on September 1, 2005 using the modified prospective method.
As more fully described in our Annual Report on Form 10-K for the year ended August 31, 2005, we have granted stock options over the years to employees and Directors under various stockholder approved stock option plans. As of November 26, 2005, 1,637,975 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $116 ($0.01 per share) in the quarter ended November 26, 2005 related to the amortization of the unvested portion of these options as of the September 1, 2005. The amortization of each option grant will continue over the remainder of the vesting period of each option grant . We expect that the impact on earnings for the remainder of Fiscal 2006 for stock based compensation will be approximately $400 and estimate the impact on future earnings to be approximately $700.
In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to Fiscal 2006, our net income (loss) per share would have increased to the pro forma amounts indicated below:

November 27, 2004
Net income (loss) as reported	$415
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	—
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards	(407)

Net income (loss) pro forma	$8

Basic and diluted net income (loss) per share as reported	$0.05
Stock-based compensation expense	(0.05)

Basic and diluted net income (loss) per share pro forma	$—

(4) Developed Technology
Amortization expense for developed technology for the three-months ended November 26, 2005, and November 27, 2004, was $31 and $31, respectively. Amortization expense is estimated to be $62 during our fiscal year ending August 31, 2006.
(5) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at November 26, 2005 and August 31, 2005:

	November 26,	August 31,
	2005	2005
Inventories:
Purchased parts	$5,415	$5,881
Work in process	666	590
Finished goods	1,716	1,573

	$7,797	$8,044

Accrued liabilities:
Employee related costs	$1,566	$1,786
Deferred revenue	92	440
Real estate taxes	165	130
Customers deposits	772	589
Current maturities of long-term liabilities	273	247
Warranty reserve	70	132
Other accrued liabilities	791	805

	$3,729	$4,129

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$628	$552
Unfavorable operating lease, net	558	568

Total	1,186	1,120
Less current maturities	273	247

Total other long-term liabilities	$913	$873

(6) Warranty Obligations
Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first three months of Fiscal 2006 and 2005 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
Fiscal 2006	$132	$(37)	$25	$70
Fiscal 2005	$139	$20	$19	$140

(7) Long-Term Debt
Our long-term debt consists of the following:

	November 26	August 31,
	2005	2005
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,140	$1,145
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	581	673
Capital lease obligation; payable in installments of $1 through February 2009; collateralized with equipment	23	25
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	21	22
Commercial loans payable in fixed monthly principal installments of $12 through July 2005; collateralized with certain machinery and equipment	0	9
Capital lease obligations; payable in fixed monthly installments of $15 through July 2008; secured with certain machinery and equipment	392	423

Capital lease obligations; payable in fixed monthly installments of $5 through September 2008; secured with certain machinery and equipment	114	0

Total	2,271	2,297
Less current maturities	500	484

Total long-term debt	$1,771	$1,813

The Company has two primary long-term debt obligations with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the original principal amount of $1,200 was executed on October 14, 2003. This note is collaterialized by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,050 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the original principal amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was of 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.
We entered into a waiver and amendments on December 3, 2004 which increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%.
The Company is in compliance with all covenants as of November 26, 2005.
During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442 with an average effective interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4.0 million within 18 months of the date of these leases. In fiscal 2006, the Company entered into a capital lease agreement to fund the acquisition of $121 of equipment. The terms of this lease are approximately the same as the fiscal 2005 capital leases.

(8) Line of Credit
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $1,143 as of November 26, 2005. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. The effective borrowing rate is approximately 9%. Borrowings are reduced as collections and payments are received into a lock box by the bank. As of November 26, 2005, the Company is in compliance with all covenants of the Credit Agreement.
(9) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $7,450 and $7,195, at November 26, 2005, and August 31, 2005, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.
(10) Net Income (Loss) per Share Computation
 The components of net income(loss) per basic and diluted share are as follows:

	Three Months Ended
	November 26, 2005	November 27, 2004
Basic:
Net income (loss)	$(630)	$415
Net income (loss) per share	$(0.07)	$0.05
Weighted average number of common shares outstanding	9,400	8,357
Diluted:
Net income (loss)	$(630)	$415
Net income (loss) per share	$(0.07)	$0.05
Weighted average number of common shares outstanding	9,400	8,357
Assumed conversion of stock options	—	68
Weighted average common and assumed conversion shares	9,400	8,425
Approximately 2,662,000 and 1,850,400 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net income (loss) per common share as they are antidilutive for the three-month periods ended November 26, 2005 and November 27, 2004, respectively.
(11) Notes Receivable-Related Parties-Officers and Former Directors
In Fiscal 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended on July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at Prime plus 1/2% per annum and have a term of five years with interest only payments to be made annually for the first (2) years and annual principal and interest installments through April 2, 2006. These notes receivable are classified as a reduction to shareholders’ equity on the consolidated balance sheet. As of November 26, 2005, the amounts owed on these notes was $207 and the interest due the Company on these notes was $9. Both amounts are payable April 2, 2006.

(12) Litigation Recoveries
On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of November 26, 2005, the total combined judgment against Mr. Fant was approximately $2,255, excluding interest.
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
(13) Major Customers
There were two customers where net sales represented over 10% of our revenue for the three months ended November 26, 2005, one customer accounted for 14% and the second customer accounted for 10% of net sales. For the three months ended November 27, 2004, one customer accounted for 16% and a second customer accounted for 12% of net sales.
As of November 26, 2005, two customers represented 12% and 10% of our accounts receivable amounts, respectively.
(14) Geographic Data
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended
	November 26, 2005		November 27, 2004
	Dollars	% of Sales	Dollars	% of Sales
United States	$9,908	72%	$10,410	74%
Canada / Mexico	$654	5%	$1,598	11%
Europe	$1,621	12%	$678	5%
Asia-Pacific	$1,598	11%	$1,372	10%
South America	$6	0%	$13	0%

Total	$13,787		$14,071

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
Corporate Operations: This includes sales, marketing, and general and administrative expenses that benefit the Company as a whole and are not specifically related to either of the business segments.
Segment information is as follows:

	Three Months Ended November 26, 2005
	Corporate	Microelectronics	Advanced Medical
	Operations	Operations	Operations	Total
Net sales	$—	$8,920	$4,867	$13,787
Gross profit	—	1,981	743	2,724
Operating expense	2,144	863	249	3,256
Operating income (loss)	(2,144)	1,118	494	(532)
Total assets	—	18,111	6,917	25,028
Depreciation and amortization	—	482	103	585
Capital expenditures	—	50	8	58

	Three Months Ended November 27, 2004
Net sales	$—	$7,636	$6,435	$14,071
Gross profit	—	1,137	1,819	2,956
Operating expense	1,967	379	533	2,879
Operating income (loss)	(1,967)	758	1,286	77
Total assets	—	17,069	9,238	26,307
Depreciation and amortization	—	564	81	645
Capital expenditures	—	323	15	338
(16) Commitments and Contingencies
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
We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. Our base rent is approximately $1.4 million per year. In addition to the base rent we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 100,000 square feet of the facility and 50,000 is unimproved vacant space. In April 2005, we entered into a ten year sublease agreement for approximately 25,000 square feet of unimproved vacant space with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company (following a 9 month free rent period), will be approximately $0.3 million per year. We are continuing to look for sublease tenants for the remaining 25,000 square feet of vacant space.
Our Boulder lease provided for the refund of $1,350 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, as derived from our consolidated financial statements and verified by an independent third party accountant and delivery to our landlord of the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. In November 2005, we delivered the required documents and a certificate for 100,000 shares of our stock. On November 23, 2005, we received the $1,350 refund. The value of the additional stock consideration issued to our landlord is approximately $336 and will be amortized over the remaining term of our lease.
Through January 4, 2006, we have initiated purchase orders and have arranged for financing for approximately $2.0 million of equipment purchases that will be delivered in the second quarter of Fiscal 2006.
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
The following discussion highlights the significant factors affecting changes in our results of operations and financial condition. This review should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and the risks disclosed in our Annual Report on Form 10-K for the Fiscal year ended August 31, 2005.
Results of Operations
Three Months Ended November 26, 2005 and November 27, 2004:
The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:
Selected Operating Results

	Three Months Ended
	November 26		November 27
	2005		2004
Net sales	$13,787	100%	$14,071	100%
Cost of sales	11,063	80%	11,115	79%

Gross profit	2,724	20%	2,956	21%
Operating expenses	3,256	24%	2,879	20%

Operating income (loss)	(532)	(4%)	77	1%
Other income (expense)	(98)	(1%)	338	2%

Income (loss) before income taxes	(630)	(5%)	415	3%

Income tax benefit	—	0%	—	0%

Net income (loss)	$(630)	(5%)	415	3%

Net sales by market are as follows:

	Three Months Ended
	November 26 2005	November 27 2004
Medical/Hearing	$10,222	$11,294
Communications	2,588	1,574
Industrial	977	1,203

Total Net Sales	$13,787	$14,071

Net Sales
Net sales in the first quarter of Fiscal 2005 were $13,787, a decrease of $284, or 2%, from the comparable quarter last year. This slight decrease was the result of vendor supplied part problems at our RFID division and due to product transition driven production shortages at our Tempe facility which manufactures flexible substrates.
Sales in our Microelectronics operations increased approximately 17% to $8.9 million in the quarter ended November 26, 2005 from $7.6 million in the first quarter of last fiscal year. This increase is due primarily to growth in sales to our communications market customers. Our microelectronics operations also benefited from increased sales in the medical / hearing area. These increases were offset by a reduction in sales in the industrial area which was due to a temporary problem with a specific part supplied by a vendor. This problem was corrected early in the second quarter of Fiscal 2006.
Sales in our AMO operations decreased to $4.9 million in the quarter ended November 26, 2005 from $6.4 million in the quarter ended November 27, 2004 or a decrease of 24%. This decrease was all in the medical market and related to a drop in orders for final assembly business that we perform for several customers.
At November 26, 2005, our backlog of orders for revenue was approximately $18.7 million, compared to approximately $20.1 million at August 31, 2005. We expect to ship our backlog as of November 26, 2005 during Fiscal 2006. This decrease in backlog is reflective of a change in the way our customers do business in that they are more unwilling to make commitments too far into the future. The backlog from our AMO includes customer commitments that have longer terms, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.
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

Gross Profit
Gross profit was $2,724 (20% of net sales) for the three-months ended November 26, 2005 compared to $2,956 (21% of net sales) for the three-months ended November 27, 2004. The decrease of $232 is due to lower sales in the first quarter of fiscal 2006 and due to new customer programs which traditionally begin at lower margin levels.
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
Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $121, or 6%, for the three month-period ended November 26, 2005 as compared to the first quarter of Fiscal 2005. The increase is due primarily to the recognition of $116 of expense related to compensation for stock options as required by SFAS 123R which was adopted in Fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 16% for the three-month period ended November 26, 2005, as compared to 15% for the first quarter last year. This increase is due to a slight decrease in sales and the increased costs discussed above.
Research, development, and engineering expenses
Research, development, and engineering expenses increased $256, or 31%, for the first quarter of Fiscal 2006 as compared to the first quarter of Fiscal 2005. This increase is due to expanded engineering projects designed to improve the overall efficiency and capacity of our manufacturing facilities. It is anticipated that these initiatives will enhance our production capabilities and improve our gross margins in the next six-to-nine months. As a percentage of net sales, research, development, and engineering expenses were 8% for the three-month period ended November 26, 2005 as compared to 6% for the first quarter of Fiscal 2005. The increase of these expenses as a percentage of net sales for the period ended November 26, 2005 is a result of the increased costs as discussed above and the slight decrease in revenue. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels for the remainder of the year.
Other Income (Expense), Net
Interest expense for the three months ended November 26, 2005 was $127 which included interest income of $40. This compares with interest expense of $169 in the first quarter of fiscal 2005. In the first quarter of Fiscal 2005, other income also included a gain of $481 related to additional cash collections against the outstanding judgments against Mr. Fant, our former CEO.
Income Taxes
We did not record a tax provision in the first quarter of Fiscal 2006 due to the operating loss in the quarter. We did not record any income tax expense in the first quarter of Fiscal 2005 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with our income in the quarter. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired.

FINANCIAL CONDITION AND LIQUIDITY
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $630 for the three months ended November 26, 2005 and net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.
At November 26, 2005, our primary sources of liquidity consisted of $826 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota, which provides borrowing capacity up to $5.0 million subject to availability based on our accounts receivable. The Credit Agreement is due to expire in September 2006. There was $1,143 outstanding debt under the Credit Agreement at November 26, 2005.
On November 23, 2005 we received $1,350 refund of our security deposit on our Boulder facility. These actions enabled us to fund working capital requirements and acquire manufacturing equipment. In addition, on May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company.
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
During Fiscal 2006, we intend to spend approximately $3.0 million for manufacturing equipment which we expect to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash and cash equivalents, cash generated from operations, lease financing and available debt financing for the next 12 months. Through January 4, 2006, we have initiated purchase orders and have arranged for financing for approximately $2.0 million of equipment purchases that will be delivered in the second quarter of Fiscal 2006. We will evaluate the necessity and timing for additional capital expenditures for the remainder of Fiscal 2006.
Management believes that existing cash and cash equivalents, current lending capacity and cash generated from operations will supply sufficient cash flow to meet short- and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

CRITICAL ACCOUNTING POLICIES
The accompanying consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policy as well as the policies included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005, may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.
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
Forward-Looking Statements
Some of the information included in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

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
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $1,143 as of November 26, 2005. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective borrowing rate is approximately 9%. As of the November 26, 2005, the Company is in compliance with all covenants of the Credit Agreement.
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
There were no changes in our system of internal controls during the first quarter of Fiscal 2006.
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
We are currently in the process of reviewing and formalizing our plans and approach to complying with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We expect to dedicate significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment and compliance. We have initiated the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2005, the Company delivered 100,000 shares of its common stock to the landlord of its Boulder facility to obtain the return of $1,350 of a security deposit. The security deposit release procedure is described in the Company’s Boulder lease which was previously filed as an exhibit to the Company’s SEC reports and as previously described by the Company in its Annual Report on Form 10-K for the year ended August 31, 2005 in the Management Discussion and Analysis of Operations and in the Notes to the Consolidated Financial Statements.
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

HEI, Inc.
Date: January 10, 2006	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.