Form 10-Q
period 2006-02-25
HEI INC
filed 2006-04-10
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 25, 2006.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 7, 2006, 9,479,567 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets
(In thousands, except per share and share data)

	February25,	August 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$160	$351
Accounts receivable, net of allowance for doubtful accounts of $151 and $157, respectively	7,379	9,278
Inventories	8,142	8,044
Security deposit	—	1,350
Other current assets	802	1,136

Total current assets	16,483	20,159

Property and equipment:
Land	216	216
Building and improvements	4,323	4,323
Fixtures and equipment	23,813	23,214
Accumulated depreciation	(21,853)	(20,864)

Net property and equipment	6,499	6,889

Developed technology, less accumulated amortization of $406 and $352, respectively	8	62
Security deposit	322	230
Other long-term assets	657	337

Total assets	$23,969	$27,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,400	$2,563
Current maturities of long-term debt	545	484
Accounts payable	3,487	4,019
Accrued liabilities	3,685	4,129

Total current liabilities	9,117	11,195

Other long-term liabilities, less current maturities	919	873
Long-term debt, less current maturities	1,706	1,813

Total other long-term liabilities, less current maturities	2,625	2,686

Total liabilities	11,742	13,881

Commitments and contingencies
Shareholders’ equity:
Undesignated stock; 5,000,000 and 1,833,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832)	2	2
Common stock, $.05 par; 20,000,000 and 13,000,000 shares authorized; 9,479,000 and 9,379,000 shares issued and outstanding	474	469
Paid-in capital	27,305	26,701
Accumulated deficit	(15,487)	(13,169)
Notes receivable-related parties-officers and former directors	(67)	(207)

Total shareholders’ equity	12,227	13,796

Total liabilities and shareholders’ equity	$23,969	$27,677

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$11,718	$13,736	$25,505	$27,808
Cost of sales	9,972	10,869	21,035	21,984

Gross profit	1,746	2,867	4,470	5,824

Operating expenses:
Selling, general and administrative	2,350	2,344	4,513	4,387

Research, development and engineering	984	934	2,077	1,771

Total Operating expenses	3,334	3,278	6,590	6,158

Operating loss	(1,588)	(411)	(2,120)	(334)

Other income (expenses):
Interest expense, net	(96)	(180)	(223)	(349)
Litigation recovery	—	—	—	481
Other income (expense), net	(4)	54	25	80

Loss before income taxes	(1,688)	(537)	(2,318)	(122)
Income taxes	—	—	—	—

Net loss	$(1,688)	$(537)	$(2,318)	$(122)

Net loss per common share:
Basic	$(0.18)	$(0.06)	$(0.25)	$(0.01)
Diluted	$(0.18)	$(0.06)	$(0.25)	$(0.01)

Weighted average common shares outstanding:
Basic	9,480	8,357	9,440	8,357
Diluted	9,480	8,357	9,440	8,357

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	February 25, 2006	February 26 2005
Cash flow from operating activities:
Net loss	$(2,318)	$(122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,206	1,307
Loss on disposal of property and equipment	—	24
Stock based compensation expense	273	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	—	481
Accounts receivable	1,899	(2,046)
Inventories	(98)	(1,145)
Other current assets	474	150
Accounts payable	(532)	879
Accrued liabilities and other long-term liabilities	(398)	(845)

Net cash flow provided by (used in) operating activities	506	(1,317)

Cash flow from investing activities:
Additions to property and equipment	(527)	(768)
Proceeds from sale of assets	8	—
Additions to patents	(2)	(80)
Refund of security deposit, net	1,258	—

Net cash flow provided by (used in) investing activities	737	(848)

Cash flow from financing activities:
Note repayment-related parties-officers and former directors	—	—
Repayment of long-term debt	(271)	(195)
Net borrowings (repayments) on line of credit	(1,163)	2,229

Net cash flow provided by (used in) financing activities	(1,434)	2,054

Net increase in cash and cash equivalents	(191)	(131)
Cash and cash equivalents, beginning of period	351	200

Cash and cash equivalents, end of period	$160	$69

Supplemental disclosures of cash flow information:
Interest paid	$239	$349
Capital lease obligations related to equipment acquisitions	$225	—
Issuance of common stock to landlord recognized as long-term asset	$336	—
Reclassification of notes receivable-related parties to other current assets	$140	$227
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005 (“Fiscal 2005”). Interim results of operations for the three-month and six-month periods ended February 25, 2006, may not necessarily be indicative of the results to be expected for the full year.
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
(2) Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $1,688 for the three months ended February 25, 2006, a net loss of $2,318 for the six months ended February 25, 2006 and net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.

At February 25, 2006, our sources of liquidity consisted of $160 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota, which provides borrowing capacity up to $5.0 million subject to availability based on our accounts receivable. The Credit Agreement is due to expire in September 2006. There was $1,400 outstanding debt under the Credit Agreement at February 25, 2006.
On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. In addition, on November 23, 2005, we received $1,350 refund of our security deposit on our Boulder facility. These actions enabled us to fund working capital requirements and acquire manufacturing equipment. We have entered into additional financing agreements primarily in the form of operating and capital leases for the acquisition of approximately $2.2 million of equipment which will be capitalized upon release of the equipment into production which will occur in the third quarter of Fiscal 2006.
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
(3) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the company, SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on September 1, 2005 using the modified prospective method.
As more fully described in our Annual Report on Form 10-K for the year ended August 31, 2005, we have granted stock options over the years to employees and Directors under various stockholder approved stock option plans. As of February 25, 2006, 1,621,975 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $115 and $231 ($.01 and $.02 per share) in the three and six months ended February 25, 2006 related to the amortization of the unvested portion of these options as of September 1, 2005. The amortization of each option grant will continue over the remainder of the vesting period of each option grant . We expect that the impact on earnings for the remainder of Fiscal 2006 for stock based compensation will be approximately $225, and estimate the impact on future earnings to be approximately $400. In addition, during the three months ended February 25, 2006, we modified the terms of 100,000 options to accelerate vesting on any unvested portion of these grants and to extend the exercise period on 25,000 options for 90 days beyond normal terms. The effect of these actions was an additional non-cash expense of $42,000 which was recorded in the quarter ended February 25, 2006.
In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to Fiscal 2006, our net loss per share would have increased to the pro forma amounts indicated below:

	Three- Months Ended	Six Months Ended
	February 26, 2005	February 26, 2005
Net loss as reported	$(537)	$(122)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects		—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(407)	(815)

Net loss pro forma	$(944)	$(937)

Basic and diluted net loss per share as reported	$(0.06)	$(0.01)
Stock-based compensation expense	(0.05)	(0.10)

Basic and diluted net loss per share pro forma	$(0.11)	$(0.11)

There were no options granted in the three months ended February 25, 2006 or February 26, 2005. There were 5,000 options granted in the six months ended February 25, 2006 and no options granted in the six months ended February 26, 2005.
During the three month period ended February 25, 2006, the Company granted 73,800 shares of restricted stock to several officers, key employees and directors. These shares vest over four years. The value of the shares at the date of grant was $242 which will be expensed over the vesting period.
(4) Developed Technology
Amortization expense for developed technology for the three-months ended February 25, 2006 and February 26, 2005 was $23 and $31, respectively. Amortization expense for the six-month periods was $54 in Fiscal 2006 and $62 in Fiscal 2005. Amortization expense for developed technology will be $62 for our fiscal year ending August 31, 2006.
(5) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at February 25, 2006 and August 31, 2005:

	February 25,	August 31,
	2006	2005
Inventories:
Purchased parts	$5,722	$5,881
Work in process	559	590
Finished goods	1,861	1,573

	$8,142	$8,044

Accrued liabilities:
Employee related costs	$1,551	$1,786
Deferred revenue	120	440
Real estate taxes	229	130
Customers deposits	639	589
Current maturities of long-term liabilities	280	247
Warranty reserve	86	132
Other accrued liabilities	780	805

	$3,685	$4,129

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$651	$552
Unfavorable operating lease, net	548	568

Total	1,199	1,120
Less current maturities	280	247

Total other long-term liabilities	$919	$873

(6) Warranty Obligations
Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first three and six months of Fiscal 2006 and 2005 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
For the Three Months Ended
February 25, 2006	$70	$(24)	$10	$36
February 26, 2005	$140	$83	$63	$160
For the Six Months Ended
February 25, 2006	$132	$(60)	$36	$36
February 26, 2005	$139	$103	$82	$160

(7) Long-Term Debt
Our long-term debt consists of the following:

	February 25	August 31,
	2006	2005
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,136	$1,145
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	509	673
Capital lease obligation; payable in installments of $1 through February 2009; collateralized with equipment	22	25
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	20	22
Commercial loans payable in fixed monthly principal installments of $12 through July 2005; collateralized with certain machinery and equipment	0	9
Capital lease obligations; payable in fixed monthly installments of $16 through July 2008; collateralized with certain machinery and equipment	360	423
Capital lease obligations; payable in fixed monthly installments of $4 through September 2008; collateralized with certain machinery and equipment	105	0
Capital lease obligations; payable in fixed monthly installments of $1 through November 2008; collateralized with certain machinery and equipment	20	0
Capital lease obligations; payable in fixed monthly installments of $3 through January 2009; collateralized with certain machinery and equipment	79	0

Total	2,251	2,297
Less current maturities	545	484

Total long-term debt	$1,706	$1,813

The Company has two primary long-term debt obligations with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the original principal amount of $1,200 was executed on October 14, 2003. This note is collaterialized by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,050 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the original principal amount of $1,150 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28 are paid over a forty-eight month period beginning on October 28, 2003.
We entered into a waiver and amendments on December 3, 2004 which increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%.
The Company is in compliance with all covenants as of February 25, 2006.
During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442 with an average effective interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4.0 million within 18 months of the date of these leases. In Fiscal 2006, the Company entered into capital lease agreements to fund the acquisition of $2.7 million of equipment. The terms of these leases are approximately the same as the Fiscal 2005 capital leases. The Company has received and placed into service $225 of equipment financed by these leases. The remainder will be recognized in the third quarter as the equipment is released into production.
(8) Line of Credit
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $1,400 as of February 25, 2006. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. The effective borrowing rate is approximately 10.5% as of March 31, 2006. Borrowings are reduced as collections and payments are received into a lock box by the bank. As of February 25, 2006, the Company is in compliance with all covenants of the Credit Agreement.
(9) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $8,100 and $7,195, at February 25, 2006, and August 31, 2005, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.
(10) Net Loss per Share Computation
The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Six Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Basic:
Net loss	$(1,688)	$(537)	$(2,318)	$(122)
Net loss per share	$(0.18)	$(0.06)	$(0.25)	$(0.01)
Weighted average number of common shares outstanding	9,480	8,357	9,440	8,357

Diluted:
Net loss	$(1,688)	$(537)	$(2,318)	$(122)
Net loss per share	$(0.18)	$(0.06)	$(.25)	$(0.01)
Weighted average number of common shares outstanding	9,480	8,357	9,440	8,357
Assumed conversion of stock options	—	—	—	—
Weighted average common and assumed conversion shares	9,480	8,357	9,440	8,357

Approximately 2,621,000 and 1,830,900 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three-month and six-month periods ended February 25, 2006 and February 26, 2005, respectively.

(11) Notes Receivable-Related Parties-Officers and Former Directors
In Fiscal 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended in July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at Prime plus 1/2% per annum and have a term of five years with interest only payments to be made annually for the first (2) years and annual principal and interest installments through April 2, 2006. As of February 25, 2006, the amounts owed on these notes was $207 and the interest due the Company on these notes was $9. Both amounts are payable April 2, 2006.
On April 2, 2006, $140 was collected related to these notes and $67.5 owed by Mr. Edwin Finch, a former director, was refinanced to be repaid over the next nine months. The amount of $67.5 is presented as a reduction to stockholders equity. The amounts collected have been reclassified as other receivables included in other current assets as of February 25, 2006.
(12) Litigation Recoveries
On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of February 25, 2006, the total combined judgment against Mr. Fant was approximately $2,255, excluding interest.
During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of Common Stock previously held by Mr. Fant, approximately $1,842 of recoveries which have served to partially reduce our total judgment against Mr. Fant. In Fiscal 2005 and 2004 we recognized $481 and $1,361 of these recoveries, respectively. Mr. Fant filed for bankruptcy protection on October 14, 2005. The Bankruptcy Court dismissed Mr. Fant’s petition on December 1, 2005, because he had failed to file all required schedules. The Company continues to seek to collect additional amounts from Mr. Fant. It is not possible to determine whether collection of additional amounts is possible.
(13) Major Customers
There were two customers where net sales represented over 10% of our revenue for the three months ended February 25, 2006. One of these customers accounted for 14% and the second customer accounted for 12% of net sales. For the three months ended February 26, 2005, no customers accounted for over 10% of net sales. For the six-month period ended February 25, 2006, two customers accounted for 11% of net sales. There were no customers over 10% of net sales for the six month period ended February 26, 2005.
As of February 25, 2006, two customers represented 14% and 10% of our accounts receivable amounts, respectively. As of August 31, 2005, two customers each represented 11% of our accounts receivable.

(14) Geographic Data
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended February 25.				Six Months Ended February 25.
	2006		2005		2006		2005
								% of
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	Sales
United States	$8,426	72%	$9,185	67%	$18,334	72%	$19,595	70%

Canada / Mexico	$223	2%	$852	6%	$877	3%	$2,450	9%

Europe	$1,315	11%	$1,649	12%	$2,936	12%	$2,327	8%

Asia-Pacific	$1,744	15%	$1,835	13%	$3,342	13%	$3,207	12%

South America	$10	0%	$215	2%	$16	0%	$229	1%

Total	$11,718		$13,736		$25,505		$27,808
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

Segment information is as follows:

	Three Months Ended February 25, 2006				Six Months Ended February 25, 2006
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$7,363	$4,355	$11,718	$0	$16,283	$9,222	$25,505
Gross profit	0	1,012	734	1,746	0	2,993	1,477	4,470
Operating Expense	2,322	810	202	3,334	4,466	1,673	451	6,590
Op. income (loss)	(2,322)	202	532	(1,588)	(4,466)	1,320	1,026	(2,120)
Total assets	0	16,786	7,183	23,969	0	16,786	7,183	23,969
Depr. and amortization	0	525	96	621	0	1,007	199	1,206
Capital expenditures	0	446	23	469	0	496	31	527

	Three Months Ended February 26, 2005				Six Months Ended February 26, 2005
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$8,401	$5,335	$13,736	$0	$16,038	$11,770	$27,808
Gross profit	0	1,637	1,230	2,867	0	2,775	3,049	5,824
Operating Expense	2,314	483	481	3,278	4,458	1,139	561	6,158
Op. income (loss)	(2,314)	1,154	749	(411)	(4,458)	1,636	2,488	(334)
Total assets	0	19,579	7,706	27,285	0	19,579	7,706	27,285
Depr. and amortization	0	561	101	662	0	1,106	201	1,307
Capital expenditures	0	387	43	430	0	733	35	768
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
We lease a 152,022 square foot facility in Boulder, Colorado for our AMO. Our base rent is approximately $1.4 million per year. In addition to the base rent we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 100,000 square feet of the facility and 25,000 is unimproved vacant space. In April 2005, we entered into a ten year sublease agreement for approximately 25,000 square feet of unimproved vacant space with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company (following a 9 month free rent period), will be approximately $0.3 million per year. We are continuing to look for sublease tenants for the remaining 25,000 square feet of vacant space.
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
Through March 31, 2006, we have initiated purchase orders for approximately $2.7 million of equipment which will be financed through operating and capital leases. We have received and placed into service $225 of this equipment through February 25, 2006. We expect that the remainder will be released into production and capitalized in the third quarter of Fiscal 2006.

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
Overview
We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment industries. We provide these services and solutions on a global basis through integrated facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. We leverage our various technology platforms and internal manufacturing capacity to provide bundled solutions to the markets served. Our current focus is on managing costs and integration of our business operating units.
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
Results of Operations
Three Months Ended February 25, 2006 and February 26, 2005:
The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:
Selected Operating Results

	Three Months Ended		Six Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$11,718	$13,736	$25,505	$27,808
Cost of sales	9,972	10,869	21,035	21,984

Gross profit	1,746	2,867	4,470	5,824

Operating expenses:
Selling, general and administrative	2,350	2,344	4,513	4,387
Research, development and engineering	984	934	2,077	1,771

Operating loss	(1,588)	(411)	(2,120)	(334)
Other income (expenses):	(100)	(126)	(198)	212

Loss before income taxes	(1,688)	(537)	(2,318)	(122)
Income tax benefit	—	—	—	—

Net loss	$(1,688)	$(537)	$(2,318)	$(122)

Net sales by market are as follows:

	Three Months Ended		Six Months Ended
	February 25 2006	February 26, 2005	February 25, 2006	February 26, 2005
Medical/Hearing	$9,240	$10,948	$19,462	$22,243
Communications	1,193	1,688	3,781	3,262
Industrial	1,285	1,100	2,262	2,303

Total Net Sales	$11,718	$13,736	$25,505	$27,808

Net Sales
Net sales in the second quarter of Fiscal 2006 were $11,718, a decrease of $2,018, or 15%, from the comparable quarter last year. For the six months ended February 25, 2006 net sales were $25,505, a decrease of $2,303 from the six month period ended February 26, 2005. The decreases in both the three and six month periods are due to decreases in orders from several customers, limited capacity at our Tempe facility and delays in FDA approvals for our customers which caused certain orders to be delayed.
At our Microelectronics business, revenues dropped to $7.4 million in the quarter ended February 25, 2006 from $8.4 million in the second quarter last year. For the six month period, revenues were $16.3 million in Fiscal 2006 as compared with $16.0 million in Fiscal 2005. The primary reason for this decrease in revenues for the second quarter is the lack of flex substrate components which serve as the building blocks for our microelectronics manufacturing operations. The rapid increase experienced in demand for flex based product exceeded capacity at our Tempe facility and occurred more rapidly than forecasted. We have invested a significant amount of capital into new equipment at Tempe to increase our capacity. We expect increased output in the third quarter over the second quarter and expect a further increase in the fourth quarter. Another contributing factor for our revenue shortfall in Microelectronics business was lower demand from several customers. For the six month period, the decrease in revenues from the second quarter 2006 was offset by an increase in revenues in the first quarter 2006 due to an increase in demand from customers in our communications market.
At our Advanced Medical Operation or AMO, revenues decreased to $4.3 million in the second quarter from $5.3 million in the second quarter last year. For the six month period, revenues dropped to $9.2 million in Fiscal 2006 as compared with $11.8 million in fiscal 2005 or a decrease of 22%. The decrease from last year is due to a drop in both manufacturing business and software testing services called verification and validation services. One customer delayed verification and validation service work from the second quarter to late third and fourth quarter, and one other customer, who had awarded us a manufacturing program, subsequently decided to take the program in-house. In addition, several of our customers have experienced delays in obtaining approvals from regulatory agencies and this has caused a delay in our obtaining orders for assembly business at our AMO facility.
At February 25, 2006, our backlog of orders for revenue was approximately $18.1 million, compared to approximately $20.1 million at August 31, 2005. We expect to ship our backlog as of February 25, 2006 during Fiscal 2006. This decrease in backlog is reflective of a change in the way our customers do business, they are more unwilling to make commitments too far into the future. The backlog from our AMO includes customer commitments with longer shipment schedules, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.
Because sales are generally tied to the customers’ projected sales and production of the related product, our sales may be subject to uncontrollable fluctuations. Significant changes in sales to any one customer could have a significant impact on total sales. In addition, production from one customer may conclude while production for a new customer may not have begun or is not yet in full production.

Gross Profit
Gross profit was $1,746 (15% of net sales) for the three-months ended February 25, 2006 compared to $2,867 (21% of net sales) for the three-months ended February 26, 2005. The decrease of $1,121 is due to lower sales in the second quarter of fiscal 2006 and due to the fixed costs of our business resulting in lower profit margins at lower revenue levels. For the six month period, gross profit dropped to $4,470 from $5,824 or a 23% decrease. The gross profit margin for the six month period was 17.5% in Fiscal 2006 as compared with 20.9% in Fiscal 2005.
Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will increase in the second half of the fiscal year if our revenues increase, as expected. We continue to work to improve our process which we believe will enable us to see improved gross profit margins in the future.
Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses were $2,350 in the second quarter of Fiscal 2006 and $2,344 in the second quarter of Fiscal 2005. For the six month period, selling, general and administrative expenses were $4,513 in Fiscal 2006 versus $4,387 in Fiscal 2005, an increase of $126 or 3%. Selling, general and administrative expenses in Fiscal 2006 include $157 and $273 for the three month and six month periods, respectively, related to the cost of employee and director stock options. This cost was not required to be recognized in prior periods. As a percentage of net sales, selling, general and administrative expenses increased to 20% for the three-month period ended February 25, 2006, as compared to 17% for the second quarter last year. For the six month periods, selling, general and administrative expenses as a percentage of sales were 18% in Fiscal 2006 versus 16% in Fiscal 2005. This increase is due to a decrease in sales and the increased costs discussed above. As a percentage of sales, we expect our Selling, general and administrative expenses to decrease in the second half of fiscal 2006.
Research, development, and engineering expenses
Research, development, and engineering expenses increased $50, or 5%, for the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005. For the six month period, research, development and engineering costs increased by $306 from $1,771 in Fiscal 2005 to $2,077 in Fiscal 2006. This increase is due to expanded engineering projects designed to improve the overall efficiency and capacity of our manufacturing facilities. It is anticipated that these initiatives will enhance our production capabilities and improve our gross margins in the next six to nine months. As a percentage of net sales, research, development, and engineering expenses were 8% and 8% for the three-month and six-month periods ended February 25, 2006, respectively, as compared to 7% and 6% for the three-months and six-months ended February 26, 2005, respectively. The increase of these expenses as a percentage of net sales for the period ended February 25, 2006 is a result of the increased costs as discussed above and the decrease in revenue. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels for the remainder of the year.
Other Income (Expense), Net
Net interest expense for the three months ended February 25, 2006 was $96, compared to $180 in the second quarter of Fiscal 2005. For the six-month periods, interest expense was $223 in Fiscal 2006 and $219 in Fiscal 2005. In the first quarter of Fiscal 2005, other income also included a gain of $481 related to additional cash collections against the outstanding judgments against our former CEO.
Income Taxes
We did not record a tax provision or benefit in Fiscal 2006 or Fiscal 2005 due to our operating loss. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The potential economic benefits of our net operating loss carryforwards to future years will continue until expired.

FINANCIAL CONDITION AND LIQUIDITY
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $1,688 and $2,318 for the three months and six-months ended February 25, 2006, respectively. We generated net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.
At February 25, 2006, our primary sources of liquidity consisted of $160 of cash and cash equivalents and our accounts receivable agreement (“Credit Agreement”) with Beacon Bank of Shorewood, Minnesota, which provides borrowing capacity up to $5.0 million subject to availability based on our accounts receivable. The Credit Agreement is due to expire in September 2006. There was $1,400 outstanding debt under the Credit Agreement at February 25, 2006.
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
During Fiscal 2006, we intend to spend approximately $2.8-$3.0 million for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded through capital and operating leases and available debt financing. Through March 31, 2006, we have initiated purchase orders and have arranged for financing for approximately $2.7 million of equipment purchases that were delivered by early third quarter of Fiscal 2006. Approximately $2.5 million of this equipment will be capitalized in the third quarter as the equipment is placed into production. We will evaluate the necessity and timing for additional capital expenditures for the remainder of Fiscal 2006.
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
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $1,400 as of February 25, 2006. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective borrowing rate is approximately 10.5% as of March 31, 2006. As of the February 25, 2006, the Company is in compliance with all covenants of the Credit Agreement.
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
There were no changes in our system of internal controls during the second quarter of Fiscal 2006.
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
We are currently in the process of reviewing and formalizing our plans and approach to complying with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We expect to dedicate significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment and compliance. We have initiated the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on January 12, 2006. Of the 9,479,567 shares of common stock outstanding and entitled to vote at the meeting, 8,544,400 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:
1. To elect two (2) directors to hold office for a term of three years ending in 2009.

Name of Nominee	For	Withhold
Timothy F. Floeder	8,062,232	482,168
Mack V. Traynor	8,166,347	378,053
The following directors also continue to serve: George M. Heenan (term expires in 2007), Thomas Leahy (term expires in 2007), Michael J. Evers (term expires in 2008) and Robert Heller (term expires in 2008).
2. To approve an amendment to increase the number of shares authorized for issuance under the Company’s 1998 Stock Option Plan from 1,650,000 to 2,000,000.

For:	2,405,216
Against:	1,518,056
Abstain:	21,550
Broker Non-Vote:	4,599,578
This proposal was approved.
3.	To approve the 2005 HEI, Inc. Employee Stock Purchase Plan.

For:	3,467,836
Against:	452,616
Abstain:	24,370
Broker Non-Vote:	4,599,578
This proposal was approved.
4.	To approve an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares from 15,000,000 to 25,000,000.

For:	7,063,232
Against:	1,461,781
Abstain:	19,387
Broker Non-Vote:	0
This proposal was approved.

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

HEI, Inc.
Date: April 10, 2006	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.