Form 10-Q
period 2006-05-27
HEI INC
filed 2006-07-11
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 27, 2006.

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
(952) 443-2500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by the check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 7, 2006 — 9,504,567 Common Shares, par value $.05 per share, were outstanding.

Table of Contents	HEI, Inc.

Part I — Financial Information (unaudited)
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 6. Exhibits
Signature
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(In thousands, except per share and share data)

	May 27, 2006	August 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$169	$351
Accounts receivable, net of allowance for doubtful accounts of $151 and $157, respectively	8,047	9,278
Inventories	7,822	8,044
Security Deposit	—	1,350
Other current assets	813	1,136

Total current assets	16,851	20,159

Property and equipment:
Land	216	216
Building and improvements	4,350	4,323
Fixtures and equipment	24,906	23,214
Accumulated depreciation	(21,385)	(20,864)

Net property and equipment	8,087	6,889

Developed technology, less accumulated amortization of $408 and $352, respectively	6	62
Security deposits	414	230
Other long-term assets	641	337

Total assets	$25,999	$27,677

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,420	$2,563
Current maturities of long-term debt	1,052	484
Accounts payable	4,493	4,019
Accrued liabilities	2,783	4,129

Total current liabilities	10,748	11,195

Other long-term liabilities, less current maturities	972	873
Long-term debt, less current maturities	3,003	1,813

Total other long-term liabilities, less current maturities	3,975	2,686

Total liabilities	14,723	13,881

Shareholders’ equity:
Undesignated stock; 5,000,000 and 1,833,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832)	2	2
Common stock, $.05 par; 11,000,000 shares authorized; 9,505,000 and 9,379,000 shares issued and outstanding	475	469
Paid-in capital	27,465	26,701
Accumulated deficit	(16,598)	(13,169)
Notes receivable-related parties-former officers and directors	(68)	(207)

Total shareholders’ equity	11,276	13,796

Total liabilities and shareholders’ equity	$25,999	$27,677

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net sales	$13,219	$13,755	$38,724	$41,563
Cost of sales	10,781	11,185	31,816	33,170

Gross profit	2,438	2,570	6,908	8,393

Operating expenses:
Selling, general and administrative	2,247	1,995	6,759	6,381
Research, development and engineering	1,062	690	3,140	2,462
Gain on claim settlement	—	(300)	—	(300)
Costs related to investigation	—	—	—	—

Operating income (loss)	(871)	185	(2,991)	(150)

Other income (expenses):
Interest expense and other	(206)	(148)	(429)	(498)
Litigation recovery	—	—	—	481
Other income (expense), net	(34)	236	(9)	318

Income (loss) before income taxes	(1,111)	273	(3,429)	151
Income taxes	—	—	—	—

Net income (loss)	$(1,111)	$273	$(3,429)	$151

Deemed dividend on Preferred Stock	$—	$1,072	$—	$1,072

Net loss attributable to common stock holders	$(1,111)	$(799)	$(3,429)	$(921)

Earnings (loss) per common share:
Basic & Diluted:
Net Income (loss)	$(0.12)	$0.03	$(0.36)	$0.02
Deemed dividend on Preferred Stock	$—	$(0.13)	$—	$(0.13)

Net loss attributable to common stock holders	$(0.12)	$(0.10)	$(0.36)	$(0.11)

Weighted average common shares outstanding:
Basic	9,491	8,381	9,457	8,365
Diluted	9,491	8,381	9,457	8,365
See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	May 27, 2006	May 28, 2005
Cash flow from operating activities:
Net income (loss)	$(3,429)	$151
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,848	1,893
Loss on disposal of property and equipment	33	40
Stock based compensation expense	387	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation	—	481
Accounts receivable	1,231	(1,560)
Inventories	222	(1,528)
Other current assets	323	261
Other assets	—	(14)
Accounts payable	474	309
Accrued liabilities and other long-term liabilities	(1,247)	(283)

Net cash flow used in operating activities	(158)	(250)

Additions to property and equipment	(923)	(1,519)
Proceeds from sale of assets	83	—
Additions to patents	(7)	(80)
Security Deposit	1,166	—

Net cash flow provided by (used in) investing activities	319	(1,599)

Cash flow from financing activities:
Proceeds from issuance of stock, net	47	3,280
Note repayment	139	227
Repayment of long-term debt	(386)	(40)
Net repayments on line of credit	(143)	(1,310)

Net cash flow provided by (used in) financing activities	(343)	2,157

Net increase (decrease) in cash and cash equivalents	(182)	308
Cash and cash equivalents, beginning of period	351	200

Cash and cash equivalents, end of period	$169	$508

Supplemental disclosures of cash flow information:
Interest paid	$435	$498
Deemed dividend on preferred stock	$—	$1,072
Capital lease obligations related to property and equipment	$2,144	$250
Issuance of common stock to landlord recognized as long-term asset	$336	$—
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005 (“Fiscal 2005”). Interim results of operations for the three-month and nine-month periods ended May 27, 2006, may not necessarily be indicative of the results to be expected for the full year.
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

(2) Liquidity
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $1,111 for the three months ended May 27, 2006, a net loss of $3,429 for the nine months ended May 27, 2006 and net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.
At May 27, 2006, our sources of liquidity consisted of $169 of cash and cash equivalents, our working capital line of credit (“Line of Credit”) and our accounts receivable agreement (“Credit Agreement”). Our Line of Credit agreement provides a $2.0 million credit facility with Beacon Bank. This facility is secured by a portion of our inventory and our foreign accounts receivable. The facility is guaranteed by the Small Business Administration and is due to expire in September 2006. There was $2.0 million outstanding debt under the Line of Credit at May 27, 2006. The Credit Agreement with Beacon Bank provides borrowing capacity up to $5.0 million subject to availability based on our domestic accounts receivable. The Credit Agreement is due to expire in September 2006. There was $420 outstanding debt under the Credit Agreement at May 27, 2006.
On November 23, 2005, we received $1,350 refund of our security deposit on our Boulder facility. On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions enabled us to fund working capital requirements and acquire manufacturing equipment. In addition, in Fiscal 2006 we entered into additional financing agreements primarily in the form of capital leases for the acquisition of approximately $2.2 million of equipment. This equipment was received and placed into production in the third quarter of this year and has been capitalized.
Our liquidity is affected by many factors which are inherent in the normal ongoing operations of our business. The most significant of these factors include the timing of the collection of receivables, the level of inventories, the timing and magnitude of our payroll costs, maintenance expenses and capital expenditures. During Fiscal 2006, cash flows from operations have not been sufficient to fund operations at the present level. Measures have been taken to reduce expenses and additional measures are possible to reduce the expenditure levels including but not limited to reduction of spending for development and engineering, elimination of budgeted raises, the reduction of non-strategic or underutilized employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock and the issuance of long-term debt. There can be no assurances, however, that additional funding would be available at acceptable terms.
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

As more fully described in our Annual Report on Form 10-K for the year ended August 31, 2005, we have granted stock options over the years to employees and Directors under various stockholder approved stock option plans. As of May 27, 2006, 1,371,975 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $114 and $345 ($.01 and $.04 per share) in the three and nine months ended May 27, 2006 related to the amortization of the unvested portion of these options as of September 1, 2005. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of Fiscal 2006 for stock based compensation will be approximately $115, and estimate the impact on future earnings to be approximately $400.
In addition, during the nine months ended May 27, 2006, we modified the terms of 100,000 options to accelerate vesting on any unvested portion of these grants and to extend the exercise period on 25,000 options for 90 days beyond normal terms. The effect of these actions was an additional non-cash expense of $42 which was recorded in the quarter ended February 25, 2006.
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

	Three Months Ended	Nine Months Ended
	May 28, 2005	May 28, 2005
Net loss attributable to common stockholders as reported	$(799)	$(921)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(259)	(1,074)

Net loss pro forma	$(1,058)	$(1,995)

Basic and diluted net loss per share attributable to common stockholders as reported	$(0.10)	$(0.11)
Stock-based compensation expense	(0.03)	(0.13)

Basic and diluted net loss per share pro forma	$(0.13)	$(0.24)

There were no options granted in the three months ended May 27, 2006. There were 5,000 options granted in the nine months ended May 27, 2006. There were 80,000 options granted during the three and nine months ended May 28, 2005.

During the nine month period ended May 27, 2006, the Company granted 79,800 shares of restricted stock to several officers, key employees and directors. These shares vest over four years. The value of the shares at the date of grant was $260 which will be expensed over the vesting period. As of May 27, 2006, 58,800 shares of restricted stock remain outstanding.
(4) Developed Technology
Amortization expense for developed technology for the three months ended May 27, 2006 and May 28, 2005 was $2 and $31, respectively. Amortization expense for the nine-month periods was $56 in Fiscal 2006 and $92 in Fiscal 2005. Amortization expense for developed technology will be $62 for our fiscal year ending August 31, 2006.
(5) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at May 27, 2006 and August 31, 2005:

	May 27,	August 31,
	2006	2005
Inventories:
Purchased parts	$5,735	$5,881
Work in process	520	590
Finished goods	1,567	1,573

	$7,822	$8,044

Accrued Liabilities:
Employee related costs	$1,338	$1786
Deferred revenue	—	440
Real estate taxes	42	130
Customer deposits	191	589
Current maturities of long-term liabilities	125	247
Warranty reserve	62	132
Other accrued liabilities	1,025	805

	$2,783	$4,129

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$559	$552
Unfavorable operating lease, net	538	568

Total	$1,097	$1,120
Less current maturities	125	247

Total other long-term liabilities	$972	$873

(6) Warranty Obligations
Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the first three and nine months of Fiscal 2006 and 2005 were as follows:

		Warranty	Warranty
	Beginning Balance	Provisions	Claims	Ending Balance
For the Three Months Ended
May 27, 2006	$36	$(22)	$2	$12
May 28, 2005	$160	$90	$27	$223
For the Nine Months Ended
May 27, 2006	$132	$(82)	$38	$12
May 28, 2005	$139	$174	$90	$223
(7) Long-Term Debt
Our long-term debt consists of the following:

	May 27	August 31,
	2006	2005
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,129	$1,145
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	460	673
Capital lease obligation; payable in installments of $1 through February 2009; collateralized with equipment	20	25
Commercial loans payable in fixed monthly principal installments of $1 through May 2009; collateralized with certain machinery and equipment	19	22
Capital lease obligations; payable in fixed monthly installments of $16 through July 2008; collateralized with certain machinery and equipment	326	423
Capital lease obligations; payable in fixed monthly installments of $4 through September 2008; collateralized with certain machinery and equipment	96	0
Capital lease obligations; payable in fixed monthly installments of $1 through November 2008; collateralized with certain machinery and equipment	19	0
Capital lease obligations; payable in fixed monthly installments of $3 through January 2009; collateralized with certain machinery and equipment	74	0
Capital lease obligations; payable in fixed monthly installments of $1 through February 2009; collateralized with certain machinery and equipment	24	0
Capital lease obligations; payable in fixed monthly installments of $2 through March 2009; collateralized with certain machinery and equipment	51	0
Capital lease obligations; payable in fixed monthly installments of $21 through November 2009 with final payment of $140; collateralized with certain machinery and equipment;	875	0
Capital lease obligations; payable in fixed monthly installments of $9 through March 2009 with final payment of $47; collateralized with certain machinery and equipment	296	0
Capital lease obligations; payable in fixed monthly installments of $2 through May 2009 with final payment of $8; collateralized with certain machinery and equipment	53	0
Capital lease obligations; payable in fixed monthly installments of $6 through February 2010 with final payment $41; collateralized with certain machinery and equipment	257	0
Capital lease obligations; payable in fixed monthly installments of $10 through July 2009 with final payment of $57; collateralized with certain machinery and equipment	356	0
Commercial loans payable paid in full during Fiscal 2006	0	9

Total	4,055	2,297
Less current maturities	1,052	484

Total long-term debt	$3,003	$1,813

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
The Company was not in compliance with the debt service coverage ratio requirement of these two agreements as of May 27, 2006. On June 21, 2006, we entered into a Waiver and Amendment dated effective May 27, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of The Commerce Bank Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 14, 2003. The Commerce Bank Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Bank Loan Agreement to re-establish the $100 Payment Reserve Account. Also on June 21, 2006, the Company entered into a Waiver and Amendment (the “Commerce Financial Group Amendment”) to waive and amend certain provisions of The Commerce Financial Group Term Loan Agreement dated October 28, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 28, 2003. The Commerce Financial Group Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Financial Group Loan Agreement to re-establish the $25 payment reserve account.
During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. The majorities of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases is $2.1 million with an average effective interest rate of 12.7%. These agreements are for three to five years with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1.
Also on June 21, 2006, the Company entered into a Waiver (the “Waiver”) to waive and amend certain provisions of its Master Equipment Lease No. 0512231 (the “Master Lease”) dated as of December 23, 2005 with Commerce Leasing Corporation (the “Lessor”), a division of Commerce Financial Group, Inc.; those lease commitments by the Lessor for the benefit of the Company dated as of December 5, 2005, December 8, 2005, February 23, 2006 and February 24, 2006 (collectively, the “Commitments”); and those supplements (the “Supplements”) to the Master Lease in favor of the Lessor (the Master Lease, Commitments and Supplements are collectively the “Lease”). The Waiver, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Lease for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Lease to increase by 2% the implied economic interest rate for each Supplement under the Master Lease and to adjust the monthly rental payments for the Supplements accordingly until the Company is in compliance with the covenants in the Lease.

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
(8) Line of Credit
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $420 as of May 27, 2006. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. The effective borrowing rate is approximately 11% as of May 27, 2006. Borrowings are reduced as collections and payments are received into a lock box by the bank. As of May 27, 2006, the Company is in compliance with all covenants of the Credit Agreement.
In March 2006, the Company entered into a supplemental $2.0 million revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on September 1, 2006. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of May 27, 2006 was approximately 11%. As of May 27, 2006, the balance outstanding on the Line of Credit was $2.0 million. The Company is in compliance with all covenants of the Line of Credit.
(9) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $8,500 and $7,195, at May 27, 2006, and August 31, 2005, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(10) Net Income (Loss) per Share Computation
The components of net income (loss) per basic and diluted share are as follows:

	Three Months Ended		Nine Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Basic:
Net income (loss)	$(1,111)	$273	$(3,429)	$151
Net loss attributable to common stockholders	$(1,111)	$(799)	$(3,429)	$(921)
Net income (loss) per share	$(0.12)	$0.03	$(0.36)	$0.02
Net loss attributable to common stockholders per share	$(0.12)	$(0.10)	$(0.36)	$(0.11)
Weighted average number of common shares outstanding	9,491	8,381	9,457	8,365
Diluted:
Net income (loss)	$(1,111)	$273	$(3,429)	$151
Net loss attributable to common stockholders	$(1,111)	$(799)	$(3,429)	$(921)
Net income (loss) per share	$(0.12)	$0.03	$(0.36)	$0.02
Net loss attributable to common stockholders per share	$(0.12)	$(0.10)	$(0.36)	$(0.11)
Weighted average number of common shares outstanding	9,491	8,381	9,457	8,365
Assumed conversion of preferred stock	—	—	—	—
Assumed conversion of stock options	—	—	—	—
Weighted average common and assumed conversion shares	9,491	8,381	9,457	8,365

Approximately 2,372,000 and 2,367,000 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three and nine-month periods ended May 27, 2006 and May 28, 2005, respectively.
(11) Notes Receivable Related Parties — Officers and Former Directors and Transactions with Former CEO
In Fiscal 2001, the Company recorded notes receivable of $1,266 from certain officers and directors in connection with the exercise of stock options. These notes were amended in July 2002 and provide for full recourse to the individuals, bear interest at Prime with the exception of one individual at Prime plus 1 / 2 % per annum and have a term of five years with interest only payments to be made annually for the first 2 years and annual principal and interest installments through April 2, 2006.
On April 2, 2006, $140 was collected related to these notes and $68 owed by Mr. Edwin Finch, a former director, was refinanced to be repaid over the next nine months. The amount of $68 is presented as a reduction to stockholders equity at May 27, 2006.

(12) Litigation Recoveries
On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656. As of May 27, 2006, the total combined judgment against Mr. Fant was approximately $2,255, excluding interest.
During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of Common Stock previously held by Mr. Fant, approximately $1,842 of recoveries which have served to partially reduce our total judgment against Mr. Fant. In Fiscal 2005 and 2004, we recognized $481 and $1,361 of these recoveries, respectively. Mr. Fant filed for bankruptcy protection on October 14, 2005. The Bankruptcy Court dismissed Mr. Fant’s petition on December 1, 2005, because he had failed to file all required schedules. The Company continues to seek to collect additional amounts from Mr. Fant. It is not possible to determine whether collection of additional amounts is possible.
(13) Major Customers
Net sales from one customer represented 18% of our revenue for the three months ended May 27, 2006. For the nine months ended May 27, 2006, two customers accounted for 13% and 10% of net sales, respectively. There were no customers over 10% of net sales for the three and nine months ended May 28, 2005.
As of May 27, 2006, one customer represented 21% of our accounts receivable. As of August 31, 2005, two customers each represented 11% of our accounts receivable.
(14) Geographic Data
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended May 27				Nine Months Ended May 27
	2006		2005		2006		2005
		% of		% of		% of		% of
	Dollars	Sales	Dollars	Sales	Dollars	Sales	Dollars	Sales
United States	$9,333	71%	$9,344	68%	$27,667	71%	$28,939	70%
Canada / Mexico	278	2%	799	6%	1,155	3%	3,249	8%
Europe	1,166	9%	1,673	12%	4,102	11%	4,000	10%
Asia-Pacific	2,431	18%	1,928	14%	5,773	15%	5,135	12%
South America	11	0%	11	0%	27	0%	240	0%

Total	$13,219		$13,755		$38,724		$41,563
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
Segment information is as follows:

	Three Months Ended May 27, 2006				Nine Months Ended May 27, 2006
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$9,049	$4,170	$13,219	$0	$25,332	$13,392	$38,724
Gross profit	0	2,317	121	2,438	0	5,310	1,598	6,908
Operating Expense	2,204	954	151	3,309	6,670	2,627	602	9,899
Op income (loss)	(2,204)	1,363	(30)	(871)	(6,670)	2,683	996	(2,991)
Total assets	0	19,952	6,047	25,999	0	19,952	6,047	25,999
Depr. and amortization	0	572	70	642	0	1,579	269	1,848
Capital expenditures	0	102	294	396	0	598	325	923

	Three Months Ended May 28, 2005				Nine Months Ended May 28, 2005
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$8,150	$5,605	$13,755	$0	$24,188	$17,375	$41,563
Gross profit	0	1,356	1,214	2,570	0	4,130	4,263	8,393
Operating Expense	1,980	292	113	2,385	6,438	1,431	674	8,543
Op income (loss)	(1,980)	1,064	1,101	185	(6,438)	2,699	3,589	(150)
Total assets	0	19,379	8,070	27,449	0	19,379	8,070	27,449
Depr. and amortization	0	484	102	586	0	1,590	303	1,893
Capital expenditures	0	741	10	751	0	1,554	45	1,599
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
(18) Deemed Dividend on Preferred Stock
The preferred stock issued by the Company in May 2005 contained an embedded beneficial conversion feature. We have recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. We have treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net income (loss) to “net income (loss) available to common stockholders.”
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
Overview
We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment industries. We provide these services and solutions on a global basis through integrated facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support. We leverage our various technology platforms and internal manufacturing capacity to provide bundled solutions to the markets served. Our current focus is on managing costs, increasing sales and increasing capacity at our Tempe flex operation.

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
Results of Operations
Three Months Ended May 27, 2006 and May 28, 2005:
The following table indicates the dollars and percentages of total revenues represented by the selected items in our unaudited consolidated statements of operations:

	Three Months Ended				Nine month ended
	May 27,		May 28,		May 27,		May 28,
	2006		2005		2006		2005
Net sales	$13,219	100%	$13,755	100%	$38,724	100%	$41,563	100%
Cost of sales	10,781	82%	11,185	81%	31,816	82%	33,170	80%

Gross profit	2,438	18%	2,570	19%	6,908	18%	8,393	20%
Operating expenses	3,309	24%	2,385	18%	9,899	26%	8,543	21%

Operating loss	(871)	(6)%	185	1%	(2,991)	(8)%	(150)	(1)%
Other income (expense)	(240)	(2)%	88	1%	(438)	(1)%	301	1%

Net income (loss)	$(1,111)	(8)%	$273	2%	$(3,429)	(9)%	$151	0%

	Three Months Ended		Nine Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Medical/Hearing	$10,778	$11,234	$30,240	$33,477
Communications	1,435	1,224	5,216	4,486
Industrial	1,006	1,297	3,268	3,600

Total Net Sales	$13,219	$13,755	$38,724	$41,563

Net Sales
Net sales in the third quarter of Fiscal 2006 were $13,219, a decrease of $536, or 4%, from the comparable quarter last year. For the nine months ended May 27, 2006 net sales were $38,724, a decrease of $2,839 from the nine month period ended May 28, 2005. The decrease in the three month period is primarily due to a decrease in design and development business at our AMO business unit which was the result of the termination of one program for one customer. This decrease offset an increase in production of flex substrates at our Tempe facility.
At our Microelectronics business, revenues increased to $9.0 million in the quarter ended May 27, 2006 from $8.2 million in the third quarter last year or an increase of nearly 10%. The primary reason for this increase in the quarter over the last fiscal year is the increased production and output of flex substrates at our Tempe facility. This increase is due to the addition of equipment at this facility in the third quarter.
For the nine month period, revenues were $25.3 million in Fiscal 2006 as compared with $24.2 million in Fiscal 2005. The primary reason for this increase in revenues is the increase in flex capacity in the third quarter which enabled the Company to sell more flex based products.

At our Advanced Medical Operation or AMO, revenues decreased to $4.2 million in the third quarter from $5.6 million in the third quarter last year. For the nine month period, revenues dropped to $13.4 million in Fiscal 2006 as compared with $17.4 million in fiscal 2005 or a decrease of 23%. The decrease from last year is due to a drop in both manufacturing business and engineering services called design and development and verification and validation services. The termination of one design and development contract with one customer contributed to a significant portion of the decrease in both the third quarter and the nine month period. In addition, one customer delayed verification and validation service work from the second quarter to fourth quarter, and one other customer, who had awarded us a manufacturing program, subsequently decided to take the program in-house. We also had several of our customers experience delays in obtaining approvals from regulatory agencies and this has caused a delay in our obtaining orders for assembly business at our AMO facility. The Company has been actively working to replace this revenue and have obtained new business opportunities with new and long standing customers which should approximate $2.3 million of new business over the next two quarters. We expect to see about $1.0 million of this revenue in the fourth quarter of Fiscal 2006.
At May 27, 2006, our backlog of orders for revenue was in excess of $15 million, compared to approximately $20 million at August 31, 2005. We expect to ship our backlog as of May 27, 2006 during Fiscal 2006 and Fiscal 2007. This decrease in backlog is reflective of a change in the way our customers do business. They are more unwilling to make commitments too far into the future. The backlog from our AMO includes customer commitments with longer shipment schedules, as compared to our historical customer commitments. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.
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
Gross Profit
Gross profit was $2,438 (18% of net sales) for the three-months ended May 27, 2006 compared to $2,570 (19% of net sales) for the three months ended May 28, 2005. The decrease of $132 is due to lower sales in the third quarter of fiscal 2006 and due to the reduction in engineering services revenue at our AMO business unit which is generally at a higher gross margin. For the nine month period, gross profit dropped to $6,908 from $8,393 or a 18% decrease. The gross profit margin for the nine month period was 18% in Fiscal 2006 as compared with 20% in Fiscal 2005.
Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products and services in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will increase in the fourth quarter of the fiscal year as our revenues increase and the mix of the revenue returns to more normal levels at our AMO operation. We continue to work to improve our process which we believe will enable us to see improved gross profit margins in the future.
Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses were $2,247 in the third quarter of Fiscal 2006 and $1,995 in the third quarter of Fiscal 2005. For the nine month period, selling, general and administrative expenses were $6,759 in Fiscal 2006 versus $6,381 in Fiscal 2005, an increase of $378 or 6%. Selling, general and administrative expenses in Fiscal 2006 include $114 and $387 for the three month and nine month periods, respectively, related to the cost of employee and director stock options and restricted stock grants. This cost was not required to be recognized in prior periods. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the three-month period ended May 27, 2006, as compared to 15% for the third quarter last year. For the nine month periods, selling, general and administrative expenses as a percentage of sales were 17% in Fiscal 2006 versus 15% in Fiscal 2005. This increase is due to a decrease in sales and the increased costs discussed above related to stock based compensation. As a percentage of sales, we expect our selling, general and administrative expenses to decrease as a percentage of sales in the fourth quarter of fiscal 2006.

Research, development, and engineering expenses
Research, development, and engineering expenses increased $372, or 54%, for the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005. For the nine month period, research, development and engineering costs increased by $678 from $2,462 in Fiscal 2005 to $3,140 in Fiscal 2006. This increase is due to expanded engineering projects designed to improve the overall efficiency and capacity of our manufacturing facilities. It is anticipated that these initiatives will enhance our production capabilities and improve our gross margins in the future. In addition, incremental engineering costs were incurred in Fiscal 2006 related to obtaining and qualifying a second source of flex substrates so as to meet customer demand in this area. As a percentage of net sales, research, development, and engineering expenses were 8% and 8% for the three-month and nine-month periods ended May 27, 2006, respectively, as compared to 5% and 6% for the three-months and nine-months ended May 28, 2005, respectively. The increase of these expenses as a percentage of net sales for the period ended May 27, 2006 is a result of the increased costs as discussed above and the decrease in revenue. We expect that our research, development and engineering expenses will remain at approximately the same quarterly levels for the remainder of the year.
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
Other Income (Expense), Net
Net interest expense for the three months ended May 27, 2006 was $206 compared to $148 in the third quarter of Fiscal 2005. For the nine-month periods, interest expense was $429 in Fiscal 2006 and $498 in Fiscal 2005. Interest expense increased for the three month period due to higher net borrowing levels related to incremental debt on the equipment added to our Tempe facility and higher borrowing on our credit facilities.
For the three months ended May 28, 2005, other income included a gain on recoveries on a previously written off note receivable of approximately $236. In the first quarter of Fiscal 2005, other income also included a gain of $481 related to additional cash collections against the outstanding judgments against our former CEO.
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
Deemed Dividend on Preferred Stock
The preferred stock that was issued in the third quarter of Fiscal 2005 contained an embedded beneficial conversion feature which required that we record a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850 was recorded as equity. The fair value allocated to the preferred stock of $2,550 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The deemed dividend on preferred stock is a reconciling item on the statement of operations to adjust reported net income (loss) to “net income (loss) available to common stockholders.”

FINANCIAL CONDITION AND LIQUIDITY
The accompanying unaudited consolidated financial statements have been prepared assuming that the realization of assets and the satisfaction of liabilities will occur in the normal course of business. We incurred a net loss of $1,111 and $3,429 for the three months and nine-months ended May 27, 2006, respectively. We generated net income of $355 for the year ended August 31, 2005.
We have historically financed our operations through the public and private sale of equity securities, bank borrowings, operating equipment leases and cash generated by operations.
At May 27, 2006, our sources of liquidity consisted of $169 of cash and cash equivalents, our working capital line of credit (“Line of Credit”) and our accounts receivable agreement (“Credit Agreement”). Our Line of Credit agreement provides a $2.0 million credit facility with Beacon Bank. This facility is secured by a portion of our inventory and our foreign accounts receivable. The facility is guaranteed by the Small Business Administration and is due to expire in September 2006. There was $2.0 million outstanding debt under the Line of Credit at May 27, 2006. The Credit Agreement with Beacon Bank provides borrowing capacity up to $5.0 million subject to availability based on our accounts receivable. The Credit Agreement is due to expire in September 2006. There was $420 outstanding debt under the Credit Agreement at May 27, 2006.
On November 23, 2005, we received $1,350 refund of our security deposit on our Boulder facility. On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions enabled us to fund working capital requirements and acquire manufacturing equipment. In addition, in Fiscal 2006 we entered into additional financing agreements primarily in the form of capital leases for the acquisition of approximately $2.1 million of equipment. This equipment was received and placed into production in the third quarter of this year and has been capitalized.
Our liquidity is affected by many factors which are inherent in the normal ongoing operations of our business. The most significant of these factors include the timing of the collection of receivables, the level of inventories, the timing and magnitude of our payroll costs, maintenance expenses and capital expenditures. During Fiscal 2006, cash flows from operations have not been sufficient to fund operations at the present level. Measures have been taken to reduce expenses and additional measures are possible to reduce the expenditure levels including but not limited to reduction of spending for development and engineering, elimination of budgeted raises, the reduction of non-strategic or underutilized employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock and the issuance of long-term debt. There can be no assurances, however, that additional funding would be available at acceptable terms.
During Fiscal 2006, we intend to spend approximately $2.8-$3.0 million for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded through capital and operating leases and available debt financing. Virtually all of the equipment has been purchased as of May 27, 2006. We will evaluate the necessity and timing for additional capital expenditures for the remainder of Fiscal 2006.
Management believes that existing cash and cash equivalents, current lending capacity and cash generated from operations should supply sufficient cash flow to meet short- and long-term debt obligations, working capital and operating requirements during the next 12 months based on current revenue expectations. Supplemental financing arrangements will need to be identified to fund additional capital expenditures or in the event that operations do not return to a profitable level in the near term.

On June 21, 2006, HEI, Inc. (the “Company”) entered into a Waiver and Amendment dated effective May 27, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of The Commerce Bank Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 14, 2003. The Commerce Bank Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Bank Loan Agreement to re-establish the $100 Payment Reserve Account. Also on June 21, 2006, the Company entered into a Waiver and Amendment (the “Commerce Financial Group Amendment”) to waive and amend certain provisions of The Commerce Financial Group Term Loan Agreement dated October 28, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 28, 2003. The Commerce Financial Group Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Financial Group Loan Agreement to re-establish the $25 payment reserve account.
Also on June 21, 2006, the Company entered into a Waiver (the “Waiver”) to waive and amend certain provisions of its Master Equipment Lease No. 0512231 (the “Master Lease”) dated as of December 23, 2005 with Commerce Leasing Corporation (the “Lessor”), a division of Commerce Financial Group, Inc.; those lease commitments by the Lessor for the benefit of the Company dated as of December 5, 2005, December 8, 2005, February 23, 2006 and February 24, 2006 (collectively, the “Commitments”); and those supplements (the “Supplements”) to the Master Lease in favor of the Lessor (the Master Lease, Commitments and Supplements are collectively the “Lease”). The Waiver, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Lease for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Lease to increase by 2% the implied economic interest rate for each Supplement under the Master Lease and to adjust the monthly rental payments for the Supplements accordingly until the Company is in compliance with the covenants in the Lease.
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
Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement expires on September 1, 2006. The Credit Agreement provides for a maximum amount of credit of $5,000. The Credit Agreement is an accounts receivable backed facility and is additionally collateralized by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. The balance on the line of credit was $420 as of May 27, 2006. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. Borrowings are reduced as collections and payments are received into a lock box by the bank. The effective borrowing rate is approximately 11% as of May 27, 2006. As of the May 27, 2006, the Company is in compliance with all covenants of the Credit Agreement.

Our Line of Credit agreement with Beacon Bank provides a $2.0 million credit facility with Beacon Bank. This facility is secured by a portion of our inventory and our foreign accounts receivable. The facility is guaranteed by the Small Business Administration and is due to expire in September 2006. The interest on the Line of Credit is Prime plus 2.75% plus a processing fee of         .65%. The effective rate as of May 27, 2006 is approximately 11%. There was $2.0 million outstanding debt under the Line of Credit at May 27, 2006. The Company is in compliance with all covenants of the Line of Credit.
A change in interest rates is not expected to have a material adverse effect on our near-term financial condition or results of operation.
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
There were no changes in our system of internal controls during the third quarter of Fiscal 2006.
Our management team, including our Chief Executive Officer and President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.
We are currently in the process of reviewing and formalizing our plans and approach to complying with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We expect to dedicate significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment and compliance. We have initiated the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2008.
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

HEI, Inc.
Date: July 11, 2006	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.