Form 10-K
period 2006-09-02
HEI INC
filed 2006-12-01
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 2, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10078

HEI, Inc.
(Exact name of registrant as specified in its Charter)

Minnesota	41-0944876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, MN	55386 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(952) 443-2500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.05 Per Share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (February 25, 2006) was approximately $25.4 million.

As of November 16, 2006, 9,504,567 of the registrant’s common shares, par value $.05 per share, were outstanding.

Documents Incorporated By Reference

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive Proxy Statement relating to its 2007 Annual Meeting of Shareholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

FORWARD-LOOKING STATEMENTS

Some of the information included in this Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The Risk Factors included in Item 1A of this Annual Report on Form 10-K provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

GENERAL INFORMATION

HEI, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise.

During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2006 ended on September 2, 2006. Fiscal years 2005 and 2004 ended on August 31, 2005 and August 31, 2004, respectively, and are identified herein as Fiscal 2005 and Fiscal 2004.

PART I

Item 1.	Business.

Business of the Company

Overview:  We provide a comprehensive range of engineering services including product design, design for manufacturability, cost reduction and optimization, testing and quality review. In addition, HEI serves it customers in the medical, communications and industrial markets with automated test, and fulfillment and distribution services. We provide these services on a global basis through four facilities in the United States. These services support our customers’ product plans from initial design, through manufacturing, distribution and service to end of life services. We leverage several proprietary platforms to provide unique solutions to our target markets. Our current focus is on expanding our revenue with new and existing customers and improving profitability with operational enhancements.

We operate the business under two business segments. These segments are:

Microelectronics Operations: This segment consists of three facilities — Victoria and Chanhassen, Minnesota and Tempe, Arizona — that design, manufacture and sell ultra miniature microelectronic devices, Radio Frequency Identification (“RFID”) solutions and complex flexible substrates.

Advanced Medical Operations: This segment consists of our Boulder facility that provides design and manufacturing outsourcing of complex electronic and electromechanical medical devices.

Our segment data for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report.

Microelectronics Operations

In our Victoria, Minnesota facility, we design microelectronics components that are integrated into medical or communications devices. Typically these microelectronics circuits consist of assembling one or more integrated circuits (ICs) or chips and some passive electronic components onto a ceramic or organic substrate. These microelectronics assemblies are typically integrated into our customers’ end products such as cochlear implants, insulin pumps or network switching systems. For example, in the case of an insulin pump the microelectronics assemblies start with a complex flexible substrate provided by our Tempe, Arizona facility. Then our Victoria, Minnesota facility builds up a circuit onto the flexible substrate attaching active and passive electronic components. We ship this sub-assembly to our customers who further assemble the insulin pump into a shell with an LED, battery and insulin vile as a finished device. Our Victoria, Chanhassen and Tempe facilities have been ISO 9000:2000 compliant since August 2003.

Certain proprietary technology employed in our Victoria facility allows us to manufacture miniature chip packages that are specially designed to hold and protect high frequency chips for broadband communications. This package, with the enclosed chip, may then be easily and inexpensively attached to a circuit board without degrading the high-frequency performance of the chip. These packages, and the high-frequency chips that they contain, are specifically designed for applications in high-speed optical communication devices — the individual parts of the fiber-optic telecommunications network that companies and individuals use to transmit data, voice and video across both short and very long distances. We manufacture our products by fabricating a substrate and placing integrated circuits and passive electrical components onto that substrate. Substrates are made of multi-layer ceramic or laminate materials. The process of placing components onto the substrate is automated using sophisticated equipment that picks an IC from a wafer or waffle pack and places it onto a substrate with very high precision. Many of the components require wire bonding to electrically connect them to the substrate. We then electrically test the microelectronic assemblies to ensure reliability.

Our Chanhassen facility manufactures wireless smart cards and other ultra-miniature RF products. Ultra miniature electronic modules are connected to a RF coil, creating an assembly. This assembly is contained within a smart card or wireless card (about the size of a credit card) that is used for financial, security access, identification or tracking applications.

Our Tempe facility designs and manufactures high quality, high density flexible substrates. We utilize specialized tooling strategies, advanced procedures and a highly trained team to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the manufacturing process. Tempe supplies a portion of the substrates used in the microelectronics circuits built in our Victoria facility including defibrillator and insulin pump component manufacturing. In addition, the Tempe facility sells flexible substrates directly to customers for implantable and non-implantable medical devices as well as optical communications circuit applications. We continue to leverage market interest in designing microelectronics with flexible substrates to grow HEI’s total business.

Advanced Medical Operations

Our Boulder, Colorado facility provides Electronics Manufacturing Services in four key areas relating to our Advanced Medical Operations. For large medical device original equipment manufacturers (OEMs) and emerging medical device companies, we provide design and development services, software validation and verification services and value added services including fulfillment, distribution and end of life services. Our design and development projects generally include project concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing and development of test specifications and procedures. We also perform verification and validation test for software used in medical device applications. HEI maintains a technical staff of engineers with backgrounds in electrical, mechanical, software and manufacturing disciplines. The manufacturing group manages a production line that utilizes a combination of lean flow and six sigma manufacturing techniques. This group currently manufactures electro mechanical designs for medical diagnostic and therapeutic hardware and medical imaging subsystems. We are a registered device manufacturer with the Food and Drug Administration (the “FDA”) and are required to meet the FDA’s Quality System Regulation (“QSR”) standards. Manufacturing projects include pre-production and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services. In addition, our Boulder facility provides logistical support distributing devices directly to the OEMs’ customers and in some cases billing them directly. Finally, HEI provides service support to medical imaging and therapeutic medical device customers, ranging from receipt and decontamination of field returns to troubleshooting, repair or shipping new products, to managing the documentation required by the FDA.

Customers:  We sell our products through our employed sales staff. This sales staff is focused on serving HEI’s focus on vertical market niches and is based at our facilities in Minnesota and Colorado. In addition, we promote our services through public relations, industry-focused sales lists, website and exhibits at industry trade shows.

We currently have annual agreements with GE Healthcare, Johnson & Johnson Ethicon Gynacare Division and Johnson & Johnson Biosense Webster Division. In addition, we have annual agreements with 11 of our top 20 customers. These agreements typically include basic understandings that relate to estimated volume requirements, as well as a range of prices for the coming year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks) and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement as well as work in progress. Although these annual agreements do not commit our customers to order specific quantities of products, they set the sale price and are useful as they assist us in forecasting customer’s orders for the upcoming year.

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

Proprietary Technology:  We use proprietary technology and proprietary processes to incorporate such technology into many of our customer’s products. We protect this technology through patents, proprietary information agreements with our customers and vendors and non-disclosure agreements with substantially all of our employees. We have approximately 17 different inventions across the spectrum of our activities, which consist of 10 issued patents and 7 pending patents. We pursue new patentable technologies whenever practicable and have extended many of these filings in international venues. Our two most recent granted US patents are “Structures and assembly methods for radio-frequency-identification (RFID) modules” and “Hearing-aid assembly using folded flex circuits”. The RFID patent covers a modular package for encapsulating a radio-frequency-identification chip in a package suitable for embedding into a card, key-fob, or other such device for use in security, accessibility, and identification applications. The hearing-aid patent saves space and reduces the cost of manufacturing hearing aids. We bring value to our customers, in part, by leveraging our publicly disclosed technology as well as our internally protected trade secrets and know-how to provide solutions and enhancements to our customer’s products. These capabilities include the application of multiple manufacturing technologies from both product performance and product manufacturability perspectives, manufacturing processes, such as lean-flow, that reduce overall production cost, and systems and methodologies that streamline development resulting in robust product designs that fulfill the stringent requirements of the FDA. Our proprietary technology and patents are incorporated into our daily production and design efforts which allows us to maintain our competitiveness in the marketplace and allows us to differentiate ourselves with our customers when compared to competitors that do not have such proprietary technologies.

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

The FDA’s QSR for medical devices sets forth requirements for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our Boulder facilities. The FDA reviewed our procedures and records during routine general inspections in 1995 and each fiscal year from 1997 to 2004. The FDA did not review our procedures and records in Fiscal 2005 or 2006.

We are not directly subject to any governmental regulations or industry standards at our Victoria, Chanhassen and Tempe facilities. However, we are subject to certain industry standards in connection with our ISO 9000:2000 certification. Our products and manufacturing processes at such facilities are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality. All facilities are subject to local environmental regulations.

Over 90 countries have adopted the ISO 9000 series of quality management and quality assurance standards. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation and servicing. The quality systems for our AMO are ISO 13485 certified, and our Victoria, Chanhassen, and Tempe facilities achieved ISO 9000:2000 certification in August 2003.

There are no material costs or expenses associated with our compliance with federal, state and local environmental laws other than quality control costs associated with compliance. As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol that are used in small quantities to manufacture our products. We are currently in compliance with these regulations and we have valid permits for the storage and disposal of the hazardous substances we generate. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

Dependence on Single or Few Customers and Backlog:  The table below shows the percentage of our net sales to major customers that accounted for more than 10% of total net sales in our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004.

	Fiscal Years Ended
Customer	2006	2005	2004

Crystalaid	14%	—	—
GE Medical Systems	9%	12%	17%

Progress has been made in the diversification of the customer base with only one customer contributing over 10% of net sales in our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004. Crystalaid is a customer of our Tempe operation and is part of our Hearing/Medical market and GE Medical Systems, a subsidiary of General Electric Company, is a customer of our Advanced Medical Operations. See Note 16 to our Consolidated Financial Statements — Major Customer, Concentration of Credit Risk and Geographic Data — for financial information about net sales from external customers attributed to specific geographic areas.

The following table illustrates the approximate percentage of our net sales by markets served.

	Fiscal Years Ended
Market	2006	2005	2004

Medical/Hearing	78%	81%	84%
Communications	14%	10%	6%
Industrial	8%	9%	10%

Our objectives are to increase our product offerings and expand our customer base to achieve further diversification. During Fiscal 2004, we changed our strategic focus from one of diversifying between our key markets to strengthening our efforts on the Medical/Hearing market and the communications market.

At September 2, 2006, our backlog of orders for revenue was approximately $14.9 million, compared to approximately $20.1 million and $18.2 million at August 31, 2005 and 2004, respectively. We expect to ship our backlog as of September 2, 2006 during Fiscal 2007. This decrease in backlog is reflective of a change in the way our customers do business in that they no longer provide long-term purchase commitments to us. This shift has taken place over the past 3 to 9 months in most of our divisions. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Competition:  In each of our product lines, we face significant competition, including customers who may produce the same or similar products themselves. We believe that our competitive advantage starts with knowledge of the market requirements and our investment in technology to meet those demands. We use proprietary technology and proprietary processes to create unique solutions for our customers’ product development and manufacturing requirements. We believe that customers engage us because they view us to be on the leading edge in designing and manufacturing products that, in turn, help them to deliver better products faster and more cost effectively than they could do themselves. We also compete on the basis of full service to obtain new and repeat orders. We are a full-service supplier and partner with our customers, often providing full “turn-key” capability.

Engineering, Research and Development:  The amount that we spent on company-sponsored engineering, research and development activities aggregated approximately $4,238,000, $3,264,000 and $3,165,000 for our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004, respectively.

Employees:  On September 2, 2006, we employed 399 full-time persons. In addition, we employ a number of part-time employees. As of September 2, 2006, we employed an equivalent of 67 full-time employees on a part-time basis.

Geographical Information:  Our geographical data for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report.

Website and Available Information:  Our website is located at www.heii.com. Information on this website does not constitute part of this Annual Report on Form 10-K.

We make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to our shareholders at our website or upon written request to our Chief Executive Officer at P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, Minnesota, 55386.

Item 1A.  Risk Factors.

Our business faces significant risks. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business operations. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. The following risk factors should be read in conjunction with the other information and risks set forth in this report.

We have a history of losses.  For the year ended September 2, 2006, we had a gross margin of $7.96 million generated from net sales of $52.6 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administrative costs have historically been a significant percentage of our net sales, due partly to the expenses of developing leads and the relatively long period required to convert leads into sales associated with selling products that are not yet considered “mainstream” technology investments. For the year ended September 2, 2006, our operating expenses exceeded our gross margin by $5.2 million or 66%. For the year ended August 31, 2005, our gross margin exceeded our operating expenses by $237,000 or 2%. For the year ended August 31, 2004, our operating expenses exceeded our profit margin by $8.5 million or 207%. Total net loss in Fiscal 2006 was $6.1 million compared to a $355,000 net income for Fiscal 2005 and a net loss in Fiscal 2004 of $7.0 million. Although we expect our operating losses as a percentage of net sales to continue to decline and reach break-even during Fiscal 2007, we may not achieve profitability.

We may need to raise additional capital if we do not quickly become profitable.  Based on our cash balance at September 2, 2006 of $674,000 and our expectation that we will generate positive cash from operations in Fiscal 2007, we anticipate having sufficient cash resources for at least the next twelve months. The business environment may not be conducive to raising additional debt or equity financing. If we borrow money, we may incur significant interest charges, which could harm our operating results. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products or customer base, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition.

Recent financing from our Chairman is short term and may create conflicts of interest.  Our ability to fund our operations depends substantially on a recent $5,000,000 loan from our Chairman, who also owns a substantial number of shares of HEI common stock. The loan was received November 3, 2006 and due in one year or November 2, 2007. This loan is short term, bears interest at a high rate and is secured by certain assets of HEI. There are no acceleration clauses, unless we default under the payment terms, or covenants attached to the loan and we may repay the loan prior to maturity without penalty. Our operations and liquidity would be negatively affected if this loan were not available, and the related party nature of this transaction may create conflicts of interest.

The price of our stock has been volatile and we could be delisted from the NADSAQ Global Market.  Our common stock price has been and may continue to be volatile, and there is a risk we could be delisted from the NASDAQ Global Market. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of variations in our quarterly operating results and volatility in the financial markets. If our stock trades below $1.00 for 30 consecutive business days, we may receive notice from the NASDAQ Global Market that we need to comply with the requirements for continued listing on the NASDAQ Global Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the NASDAQ Global Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations if it is delisted from the NASDAQ Global Market. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the NASDAQ Global Market which have market price of less that $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such stock.

We may lose business and revenues if we fail to successfully compete for our customers’ business.  We face competition from the internal operations of our current and potential OEM customers and from offshore contract manufacturers, which, because of their lower labor rates and other related factors, may enjoy a competitive advantage over us with respect to high-volume production and lower production costs. We expect to continue to encounter competition from other electronics manufacturers that currently provide or may begin to provide contract design and manufacturing services.

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

Fluctuations in the price and supply of components used to manufacture our products may reduce our profits.  Substantially all of our manufacturing services are provided on a turnkey basis in which we, in addition to providing design, assembly and testing services, are responsible for the procurement of the components that are assembled by us for our customers. Although we attempt to minimize margin erosion as a result of component price increases, in certain circumstances we are required to bear some or all of the risk of such price fluctuations, which could adversely affect our profits. To date, we have generally been able to negotiate contracts that allow us to adjust our prices on a periodic basis (typically quarterly, semi-annually, or annually); however, there can be no assurance that we will be able to do so in all cases.

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

Our costs may increase significantly if we are unable to forecast customer orders and production schedules.  The level and timing of orders placed by customers vary due to the customers’ attempts to balance their inventory, changes in customers’ manufacturing strategies, and variations in demand for the customers’ products. Due in part to these factors, many of our customers do not commit to firm production schedules more than several weeks or months in advance of requirements. Our inability to forecast the level of customers’ orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty could also significantly increase our costs related to manufacturing product. In the past, we have been required to increase staffing and incur other expenses in order to meet the anticipated demands of our customers. From time to time, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer’s business needs, both of which have adversely affected our operating results. On other occasions, customers have required rapid increases in production that has placed an excessive burden on our resources. There can be no assurance that we will not experience similar fluctuations in customer demand in the future.

We may be unable to realize net sales from our backlog.  We compute our backlog from purchase orders received from our customers and from other contractual agreements. Our customer purchase orders and contracts typically preserve the customer’s right to cancel with appropriate notice. As such, even though we may have contractual agreements or purchase orders for future shipments, there is no guarantee that this backlog will be realized in net sales.

Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control and could cause our stock price to decline.  We have experienced substantial fluctuations in our annual and quarterly operating results, and such fluctuations may continue in future periods. Our operating results are affected by a number of factors, many of which are beyond our control, including the following:

•	we may manufacture products that are custom designed and assembled for a specific customer’s requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all;

•	we may incur significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which we attempt to seek reimbursement from the customer;

•	we may experience fluctuations and inefficiencies in managing inventories, fixed assets, components and labor, in the degree of automation used in the assembly process, in the costs of materials, and the mix of materials, labor, manufacturing, and overhead costs;

•	we may experience unforeseen design or manufacturing problems, price competition or functional competition (other means of accomplishing the same or similarly packaged end result);

•	we may be unable to pass on cost overruns;

•	we may not be able to gain the benefits expected out of “lean-flow” manufacturing at our Victoria facility;

•	we may not have control over the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided; and

•	we may experience variance in the amount and timing of orders placed by a customer due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product demand attributable to, among other things, product life cycles, competitive factors, and general economic conditions.

Any one of these factors, or a combination of one or more factors, could adversely affect our annual and quarterly operating results, which in turn may cause our stock price to decline.

We may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly net sales because the sales cycle for our products and services is lengthy and unpredictable.  While our sales cycle varies from customer to customer, it historically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by the complexity of the product to be developed and manufactured as well as a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of this variability, combined with the fact that many of our expenses are fixed, we may fail to adequately adjust our expenses to predicted revenue in any given period or we may experience significant fluctuations in quarterly net sales.

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

Our business success may be adversely affected by our ability to hire and retain employees.  Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. We rely upon the acquisition and retention of employees with extensive technological experience. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. Some of our employees are subject to employment agreements that can be terminated upon providing 90 days advance, written notice by either party. The loss of one or more key employees may materially adversely affect our growth.

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

The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such devices, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

If our customers do not promptly obtain regulatory approval for their products, our projects and net sales may be adversely affected.  The FDA regulates many of our customers’ products, and requires certain clearances or approvals before new medical devices can be marketed. As a prerequisite to any introduction of a new device into the medical marketplace, our customers must obtain necessary product clearances or approvals from the FDA or other regulatory agencies. This can be a slow and uncertain process, and there can be no assurance that such clearances or approvals will be obtained on a timely basis, if at all. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer’s failure to comply with the FDA’s requirements can result in the delay or denial of approval to proceed with the product. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our projects and revenue, as well as our business, reputation, results of operations and financial condition.

Failure to comply with our debt covenants may require us to immediately repay our outstanding balances and/or may affect our ability to borrow funds in the future, either of which may adversely affect our future operating results.  At various times over the past five years we have not been in compliance with our debt covenants with the most recent occurring in June 2006. These defaults have had the effect of, among other things, increasing the cost of our financing.

Failure to meet our debt covenants in the future may require us to:

•	further increase borrowing rates;

•	incur amendment fees;

•	incur additional restrictions on our ability to borrow additional funds;

•	immediately repay our outstanding balances;

•	find a new lender, which may cause us to incur costs in connection with such new lending relationship; and

•	reduce the number of potential alterative lenders.

Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds in the future or adversely affect future operating results.

We may fail to have enough liquidity to operate our business because we may not adequately adjust our expenses to actual revenue in any given period, which may dramatically and negatively impact our cash flow.  Our basis for determining our ability to fund our operations depends on our ability to accurately estimate our revenue streams and our ability to accurately predict our related expenditures. Furthermore, our borrowing base is fixed. As a result, we may fail to adequately adjust our expenses to actual revenue in any given period or we may experience significant fluctuations in quarterly revenue, either of which may dramatically and negatively affect our cash flow.

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

The manufacture and sale of the medical devices involves the risk of product liability claims. Although we generally obtain indemnification from our customers for components that we manufacture to the customers’ specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. Further, we generally provide a warranty and indemnify our customers for failure of a product to conform to specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

The loss of a key customer may reduce our operating results and financial condition.  Over the past several years we have reduced our dependence on any one particular customer, however, the loss of a key customer could adversely effect our operating results and financial condition. In Fiscal 2006, 2005 and 2004, one customer accounted for 14%, 12%, and 17% , respectively, of our net sales. No other customer was over 10% of net sales in Fiscal 2006, 2005 or 2004. Although we are reducing the concentration of sales to any group of customers, we expect that sales to a relatively small number of OEMs will continue to account for a substantial portion of net sales for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working to maintain a focused yet diverse market and customer mix. New customers and programs can have a significant ramp up effort associated with getting the product ready for delivery. The efforts associated with managing a more diversified customer base and projects could prove to be more difficult than previously thought and could result in loss of customers and net sales.

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

Our business may suffer if we are unable to protect our intellectual property rights.  Intellectual property rights are important to our success and our competitive position. It is our policy to protect all proprietary information through the use of a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our intellectual property rights. There is no assurance that these agreements, provisions and laws will be adequate to prevent the imitation or unauthorized use of our intellectual property. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which infringement of our intellectual property exists, infringement could be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent that the laws of the United States protect our intellectual property rights. If our intellectual property rights are not protected our business may suffer if a competitor uses our technology to capture our business, which could cause our sales and our stock price to decline. Furthermore, even if the agreements, provisions and intellectual property laws prove to be adequate to protect our intellectual property rights, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our manufacturing methods, processes or technologies.

Third-party intellectual property infringement claims may be costly and may prevent the future sale of our customer’s products.  Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. Third parties may claim that our customer’s products or our manufacturing methods, processes or technologies infringe upon their intellectual property rights. Defending against third-party infringement claims may be costly and divert important management resources. Furthermore, if these claims are successful, we may have to pay substantial royalties or damages, assist in removing the infringing customer’s products from the marketplace or expend substantial amounts in order to modify the customer’s products so that they no longer infringe on the third party’s rights.

We may pursue future significant corporate transactions, such as acquisitions, divestitures or investments that may adversely affect our financial position or cause our net sales to decline or loss per share to increase.  In the future, we may pursue significant corporate transactions, such as acquisitions, divestitures or investments in businesses, products and technologies that could focus, complement or expand our business. Such transactions, though, involve certain risks:

•	we may not be able to negotiate acceptable terms, with respect to an acquisition, divestiture or investment, or finance an acquisition or investment successfully;

•	a divestiture could reduce consolidated sales volumes and any economies associated with a larger enterprise;

•	the integration of acquired businesses, products or technologies into our existing business may fail; and

•	we may issue equity securities, incur debt, assume contingent liabilities, accept credit risk or have amortization expenses and write-downs of acquired assets which could cause our earnings per share to decline.

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

We are dependent on a single market, and adverse trends in that market may reduce our revenues.  During the past several years, we have been significantly dependent on a single market. In Fiscal 2006, Fiscal 2005 and Fiscal 2004, 78%, 81%, and 84%, respectively, of our net sales came from the medical/hearing market. This market is characterized by intense competition, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these market trends to the extent that they reduce our revenues. In particular, if manufacturers in the medical/hearing market develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected. A significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

Our orders are subject to cancellation and cancellation can disrupt our business.  In certain circumstances, our customers are permitted to cancel their orders, change production quantities, delay production and terminate their contracts and any such event or series of events may adversely affect our gross margins and operating results. We, as a medical/hearing device development and manufacturing service provider, must provide product output that matches the needs of our customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers’ businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.

Inventory management is critical to maximizing our cash flow.  Inventory risk and production delay may adversely affect our financial performance. Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. We bear varying amounts of inventory risk in providing services in this manner. In manufacturing operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers and this cost may limit our available funds for other purposes. While many of our customer agreements include provisions that require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers. Our medical/hearing device manufacturing customers continue to experience fluctuating demand for their products, and in response they may ask us to reduce or delay production. If we delay production, our financial performance may be adversely affected.

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

We have excess space available for sublease at our Colorado facility and may not be able to find qualified sublease tenants.  Our lease agreement at our Colorado facility allows for us to sublease out any excess space, subject to the approval of our landlord. We currently have a tenant for a portion of the facility and are actively looking for additional sublease tenants to sublease between 25,000 and 50,000 square feet of vacant space or space that could be made available through changes in the current layout of the operation. Our ability to find additional sublease tenants will have an impact on the operating performance of that division if we cannot provide an offset to our base rent and facility operating costs.

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

We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock.  As of September 2, 2006, we had options outstanding to acquire 1,336,975 shares of our common stock, exercisable at prices ranging from $1.280 to $20.375 per share, with a weighted average exercise price of $4.80 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price.

The market price of our common stock may be reduced by future sales of our common stock in the public market.  Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of September 2, 2006, these shares consist of:

•	1,543,754 shares beneficially owned by our executive officers and directors; and

•	approximately 2,289,000 shares issuable to option and warrant holders.

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

The trading dynamics of our common stock makes it subject to large fluctuations in the per share value.  Our common stock is a micro-stock that is thinly traded on The NASDAQ Global Market. In some cases, our common stock may not trade during any given day. Small changes in the demand for shares of our common stock can have a material impact, both negatively and positively, in the trading share price of our stock.

Our Amended and Restated Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders.  Our amended and restated articles of incorporation authorize our board of directors to issue shares of undesignated stock, the terms of which may be determined at the time of issuance by the board of directors, without further action by our shareholders. Undesignated stock authorized by the board of directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could affect the rights of the holders of our common stock and reduce the value of our common stock. The issuance of preferred stock could also prevent a potential takeover because the terms of any issued preferred stock may require the approval of the holders of the outstanding shares of preferred stock in order to consummate a merger, reorganization or sale of substantially all of our assets or other extraordinary corporate transaction.

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

If we are not able to establish an effective control environment in Fiscal 2007, we will not comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting.  Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest as to the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending September 1, 2007, referred to as Fiscal 2007. During the audit of our consolidated financial statements for Fiscal 2004, we were cited by our independent registered public accounting firm for material weakness and reportable conditions in our internal controls. Under applicable SEC rules and regulations, management may not conclude that a company’s internal control over financial reporting is effective if there are one or more material weaknesses in the company’s internal control over financial reporting. We have implemented a number of changes in our internal controls to correct such reportable conditions and materials weaknesses in order to establish an effective control environment. We have initiated the process of documenting our internal control process and our evaluation of those controls. We cannot provide any assurance that we will timely complete the evaluation of our internal controls, including implementation of the necessary improvements to our internal controls, or that even if we do complete this evaluation and make such improvements, we do so in time to permit our independent registered public accounting firm to test our controls and complete their attestation procedures in a manner that will allow us to comply with the applicable SEC rules and regulations relating to internal controls over financial reporting by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.

The market price of our shares may experience significant price and volume fluctuations for reasons over which we have little control.  The trading price of our common stock has been, and is likely to continue to be volatile. The closing price of our common stock as reported on The NASDAQ Global Market has ranged from a high of $4.53 to a low of $1.62 over the past two years. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the risks relating to an investment in our stock described above and the following:

•	new products or services offered by us or our competitors;

•	failure to meet any publicly announced revenue projections;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, capital commitments or divestitures by us or our competitors;

•	issuances of debt or equity securities;

•	changes in requirements or demands for our services;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings estimates by market analysts;

•	speculation in the press or analyst community;

•	general market conditions or market conditions specific to particular industries; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The NASDAQ Global Market and companies in our industry, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own a 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in August 1981. The facility serves as collateral for a number of our financings.

We lease a 13,200 square foot production facility in Tempe, Arizona for our high density flexible substrates. The lease extends through July 31, 2010. Base rent is approximately $100,000 per year. We lease one property in Minnesota: a 15,173 square foot facility in Chanhassen, Minnesota, for our RFID business. The Chanhassen facility is leased through August 31, 2012 with an option to extend the lease for an additional four years. Base rent is $96,629 per year. In addition to the base rent, we pay our proportionate share of common area maintenance expenses estimated to be $59,023 per year.

We lease a 152,002 square foot facility in Boulder, Colorado for our AMO. Our base rent is approximately $1,443,000 for Fiscal 2007. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy 103,998 square feet of the facility and 26,797 is vacant. In April 2005, we entered into a ten year sublease agreement for 21,207 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments payable of approximately $281,000 per year commenced in November 2006. We are continuing to look for sublease tenants for the remaining 26,797 square feet of vacant space.

Our Boulder lease provided for the refund of $1,350,000 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes depreciation and amortization, derived in accordance with Generally Accepted Accounting Principles (“GAAP”) and verified by an independent third party accountant and delivery to our landlord of the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. In November 2005, we delivered the required documents and a certificate for 100,000 shares of our stock. On November 23, 2005, we received the $1,350,000 refund. The value of the additional stock consideration issued to our landlord was $336,000 and is being amortized over the remaining term of our lease.

We consider our current facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.

On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606,000. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993,000 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656,000. The total combined judgment against Mr. Fant was approximately $2,255,000, excluding interest.

During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of common stock previously held by Mr. Fant, approximately $1,842,000 of recoveries which have served to partially reduce our total judgment against Mr. Fant. In Fiscal 2005 and 2004 we recognized $481,000 and $1,361,000 of these recoveries, respectively. Mr. Fant filed for bankruptcy protection on October 14, 2005, but on December 1, 2005, the Bankruptcy Court dismissed the case with prejudice because adequate schedules were not filed. The Company will continue to seek to collect additional amounts from Mr. Fant. At this time, it is not possible to determine whether collection of additional amounts is possible.

Item 4.	Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NASDAQ Global Market under the symbol HEII. Below are the high and low sales prices for each quarter of our fiscal years ending September 2, 2006 and August 31, 2005, for our common stock, as reported by the NASDAQ Global Market.

Fiscal Year Ended September 2, 2006	High	Low

First Quarter	$4.00	$3.10
Second Quarter	4.53	2.50
Third Quarter	2.99	2.27
Fourth Quarter	2.76	1.85

Fiscal Year Ended August 31, 2005
First Quarter	$2.46	$1.62
Second Quarter	3.12	1.78
Third Quarter	3.33	2.71
Fourth Quarter	3.93	2.88

As of November 16, 2006, we had 288 direct shareholders of record of our common stock based on data obtained from our transfer agent.

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

The Company did not repurchase any of its equity securities during Fiscal 2006.

Equity Compensation Plan Information

The following table sets forth certain information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of September 2, 2006.

Number of Shares
		Weighted-	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
Plan Category	and Rights	Rights	First Column)

Equity compensation plans approved by shareholders	1,336,975	$4.80	836,045
Equity compensation plans not approved by shareholders	—	—	—

Total	1,336,975	$4.80	836,045

Item 6.	Selected Financial Data.

Set forth below is selected financial data on a historical basis for the Company and its consolidated subsidiaries for the fiscal years ended September 2, 2006, and August 31, 2005, 2004, 2003, and 2002. During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2006 ended on September 2, 2006. These results may not be indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

	Fiscal Year Ended
	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)
	(In thousands, except per share amounts)

Net sales	$52,631	$56,631	$43,320	$38,440	$28,532
Cost of sales	44,669	45,047	39,197	31,327	23,375

Gross profit	7,962	11,584	4,123	7,113	5,157

Operating expenses:
Selling, general and administrative	8,963	8,383	8,113	7,639	5,335
Research, development and engineering	4,238	3,264	3,165	2,580	2,516
Unusual charges (gains)	—	(300)	1,359	331	—

Operating income (loss)	(5,239)	237	(8,514)	(3,437)	(2,694)
Other income (expense), net	(818)	118	1,505	(1,213)	(106)

Income (loss) before income taxes	(6,057)	355	(7,009)	(4,650)	(2,800)

Income tax expense (benefit)	—	—	—	(21)	1,092

Net income (loss)	(6,057)	355	(7,009)	(4,629)	(3,892)

Deemed dividend on preferred stock	—	1,072	—	—	—

Net loss attributable to common shareholders	$(6,057)	$(717)	$(7,009)	$(4,629)	$(3,892)

Net income (loss) per common share —
Basic and Diluted:
Net income (loss)	$(0.64)	$0.04	$(0.90)	$(0.70)	$(0.65)
Deemed dividend on preferred stock	—	(0.13)	—	—	—

Net loss attributable to common shareholders	$(0.64)	$(0.09)	$(0.90)	$(0.70)	$(0.65)

Weighted average common shares outstanding:
Basic	9,469	8,382	7,745	6,629	5,992
Diluted	9,469	8,958	7,745	6,629	5,992
Balance sheet as of year end:
Working capital	$3,702	$8,964	$3,414	$5,728	$4,369
Total assets	26,042	27,677	25,112	26,503	22,989
Long-term debt, less current maturities	2,824	1,813	1,833	2,555	1,473
Shareholders’ equity	8,764	13,796	9,957	13,191	14,570

(a)	Fiscal 2006 includes a charge to cost of sales of approximately $1 million from to our change in accounting estimate relating to our inventory overhead calculations, which adversely impacted our gross profit by the same amount.

(b)	Fiscal 2005 includes an unusual net gain of $300,000 from the settlement of an outstanding claim against the seller of the AMO operations that we acquired in January 2003.

(c)	Fiscal 2004 unusual charges consisted of $894,000 in outside legal and accounting costs in connection with our litigation against, and other issues involving, Mr. Fant and $465,000 of an asset impairment. Other income included $1,361,000 of judgment recovery against Mr. Fant and a $472,000 gain recognized in connection with the prepayment of a subordinated promissory note.

(d)	Fiscal 2003 unusual charges consisted of an impaired asset write-down of $331,000. Other expense included costs related to the non-cash write off of bank fees of $181,000 related to the terminated revolving line of credit with LaSalle Business Credit, LLC and a reserve of $841,000 for Mr. Fant’s promissory note and other amounts due from Mr. Fant.

(e)	The write-off of the deferred tax asset established in 2001 and prior years which related to a minority interest, recorded under the equity method, resulted in a tax expense in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue recognition, sales returns and warranty

Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks of ownership have been transferred to the customer. We have one customer which requires that we retain ownership of inventory until it has been accepted by the customer. There are no additional obligations or other rights of return associated with this agreement. Accordingly, revenue for this arrangement is recognized upon acceptance by the customer. Our AMO provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

Our AMO’s development contracts are discrete time and materials projects that generally do not involve separately priced deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method, as the term of the arrangement is short-term, or using the percentage of completion method for longer-term contracts. We may establish one or more contractual relationships with one customer that involves multiple deliverables including development, manufacturing and service. Each of these deliverables may be considered a separate unit of accounting and we evaluate if each element has sufficient evidence of fair value to allow separate revenue recognition. If we cannot separately account for the multiple elements in an arrangement, we may be required to account for the arrangement as one unit of accounting with recognition over an extended period of time or upon delivery of all of the contractual elements.

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

Allowance for Doubtful Accounts Estimation

We estimate the collectability of trade receivables and note receivables, which requires a considerable amount of judgment in assessing the realization of these receivables, including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances for uncollectible accounts. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on changes in estimates from our actual collection experience.

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

In Fiscal 2004, our operating losses related to the assets in the Microelectronics group created a trigger event for further analysis of the recoverability of our long-lived assets in that group which included an independent valuation by a third-party. The Company utilized all of the accumulated information and determined that it was necessary to record an impairment charge of $465,000 in Fiscal 2004. Asset impairment evaluations are by nature highly subjective. There were no asset impairment charges in Fiscal 2006 or 2005.

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

At September 2, 2006 and August 31, 2005, we had valuation allowances of approximately $9,821,000 and $7,195,000, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards due to our historical losses and net tax operating loss carryforward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

RESULTS OF OPERATIONS

Percentage of Net Sales

	Fiscal Year Ended
	2006	2005	2004

Net Sales	100%	100%	100%
Cost of Sales	85%	80%	90%

Gross profit	15%	20%	10%
Selling, general and administrative	17%	15%	19%
Research, development and engineering	8%	6%	7%
Other	2%	(1)%	2%

The following table illustrates the approximate percentage of our net sales by market served.

	Fiscal Year Ended
Market	2006	2005	2004

Medical/Hearing	78%	81%	84%
Communications	14%	10%	6%
Industrial	8%	9%	10%

Net Sales

Net sales for Fiscal 2006 were $52,631,000, a decrease of $4,000,000, or 7%, from net sales of $56,631,000 in Fiscal 2005. Our Microelectronic operations achieved sales of $34.7 million in Fiscal 2006 as compared to $33.4 million in Fiscal 2005 or an increase of $1.3 million or 4%. Sales at our AMO operations decreased from $23.2 million in Fiscal 2005 to $17.9 million in Fiscal 2006 or a $5.3 million or 23% decrease. At the Microelectronics unit, the primary reason for the increase was the increased production and output of flexible substrate materials at out Tempe facility which was facilitated by the addition of equipment during the fiscal year. At our AMO operations, the decrease was primarily driven by a decrease in design and development business which was a result of the termination of one program for one customer and the loss of contract software development projects with two other customers.

Net sales for Fiscal 2005 were $56,631,000, an increase of $13,311,000, or 31%, from net sales of $43,320,000 in Fiscal 2004. This increase was driven by increases in sales in our primary markets of medical/hearing and communications products and improvements in our manufacturing capabilities to produce and ship more products. Our Microelectronic operations achieved sales of $33.4 million in Fiscal 2005 as compared to $22.7 million in Fiscal 2004 or an increase of $10.7 million or 47%. Sales at our AMO operations increased from $20.6 million in Fiscal 2004 to $23.2 million in Fiscal 2005 or $2.6 million or a 13% increase. The improvements in our manufacturing processes and growth in orders from existing customers were the primary drivers for the increases in sales at the Microelectronics unit. At our AMO operations, the increase in sales was due to increases in engineering and software related services for our customers.

Net sales to medical/hearing customers represented 78%, 81% and 84% of total net sales for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The decrease in Fiscal 2006 was a result of the shift to more communications products as existing customers increased their sales volumes resulting from further market acceptance of their products. On a percentage of net sales basis, there was an increase in net sales in Fiscal 2005 compared to Fiscal 2004 which was a result of increased demand for implantable medical devices like cochlear implants, insulin pumps and defibrillators for our Microelectronics Operations year over year.

Net sales to the communications market increased to 14% of sales in Fiscal 2006 from 10% of sales in Fiscal 2005 or an increase of 40%, compared to 6% of sales in Fiscal 2004. The increase in both Fiscal 2006 over Fiscal 2005 and Fiscal 2005 over Fiscal 2004 was the result of targeted marketing efforts initiated in prior years to focus on niche customers in these markets. Sales efforts to these customers resulted in incremental revenues in Fiscal 2006 and we benefited from a general expansion of the global communications markets in both comparative year over year periods.

Net sales to the Industrial markets include sales of RFID products. Sales in the Industrial area decreased to 8% of sales in Fiscal 2006 compared to 9% of sales in Fiscal 2005, or an 11% decrease in net sales. Sales in the industrial area increased to $4.0 million in Fiscal 2005 from $3.4 million in Fiscal 2004, or an 18% increase in net sales. This increase was driven by an increase in orders from a major customer as well as sales to several new customers as increased focus on this market resulted in improved sales opportunities. This smaller market segment is highly competitive and susceptible to offshore manufacturing once products gain market acceptance.

At September 2, 2006, our backlog of orders for revenue was approximately $14.9 million, compared to approximately $20.1 million and $18.2 million at August 31, 2005 and 2004, respectively. We expect to ship our backlog as of September 2, 2006 during Fiscal 2007. This decrease in backlog is reflective of a change in the way our customers do business in that they no longer provide long-term purchase commitments to us. This shift has taken place over the past 3 to 9 months in most of our divisions. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Because our sales are generally tied to the customers’ projected sales and production of their products, our sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our sales, any change in the sales levels to that customer can have a significant impact on our total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter and year over year.

Gross Profit

Our gross profit as a percentage of net sales was 15% in Fiscal 2006 as compared with 20% in Fiscal 2005, as compared to 10% in Fiscal 2004. The decline in gross margin in Fiscal 2006 compared to Fiscal 2005 was a result of a shift in sales mix at our AMO division which resulted in a higher percentage of lower margin manufacturing revenues compared to higher margin design and development and verification and validation contracts. In addition, our fixed overhead costs were structured at higher levels in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006, but not in time to show a material impact on the gross margins. During Fiscal 2006, the Company changed its estimates for the calculation of inventory carrying costs relating to the computation of overhead associated with its inventory categories. Specifically, the Company believes that its prior estimates, which included significant allocations of quality control costs in the computations, were no longer representative of the costs associated with its current inventory make up. The change in estimate was further supported by the change in the Company’s product mix and resulting inventory make up, expanding regulatory and compliance nature of the Company’s quality control function and the shift to a business unit configuration for the company compared to a previously corporate-centralized configuration for our operations. The Company believes that this change in estimate is more representative of our changing inventory make up during the last fiscal year. The change in estimate resulted in a $1 million reduction in inventory carrying costs as of September 2, 2006 and adversely impacted our gross margin in Fiscal 2006 by approximately $1 million.

During Fiscal 2004, the Microelectronics Operations experienced production difficulties that resulted in shipment delays, excessive overtime costs and unabsorbed manufacturing overhead. The production delays were due to the number of new programs initiated at the same time and the increased complexities of many of the new product offerings. A number of initiatives to correct these problems were implemented in Fiscal 2005 and as a result, we realized improved yields, reduced scrap, and reduced overtime in our manufacturing department. Another primary reason for the improvement in our profit margins during Fiscal 2005 was that we were able to reduce the time to manufacture products during the year and thereby spread our fixed manufacturing costs over a larger amount of products.

Our gross profit as a percentage of net sales was 20% in Fiscal 2005 as compared with 10% in Fiscal 2004. During Fiscal 2004, the Microelectronics Operations experienced production difficulties that resulted in shipment delays, excessive overtime costs and unabsorbed manufacturing overhead. The production delays were due to the number of new programs initiated at the same time and the increased complexities of many of the new product offerings. A number of initiatives to correct these problems were implemented in Fiscal 2005 and as a result, we realized improved yields, reduced scrap, and reduced overtime in our manufacturing department. Another primary reason for the improvement in our profit margins during Fiscal 2005 was that we were able to reduce the time to manufacture products during the year and thereby spread our fixed manufacturing costs over a larger amount of products.

Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant and start to improve over the next fiscal year. We continue to work to improve our process which we believe will enable us to see improved gross profit margins in the future.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses in total were 17% of net sales in Fiscal 2006, compared to 15% and 19% in Fiscal 2005 and Fiscal 2004, respectively. Selling, general and administrative costs were higher as a percentage and in actual dollars as a result of expanded expenses in anticipation of significantly higher sales volumes in all of our divisions. The increased sales volumes were not achieved and expenses were not adjusted in time to compensate for the change in estimated revenues and profitability. The expenses were not adjusted down until late in the fiscal year. In addition, in Fiscal 2006, we recorded a non-cash expense of approximately $503,000 relating to charges for stock based compensation under SFAS 123(R), “Share-Based Payment” that is now required to be recorded in the financial statements when in the prior year, the expense was disclosed only in the footnotes to the financial statements. In Fiscal 2005, the decrease in selling, general and administrative costs as a percentage of sales was due to the significant increase in revenue in Fiscal 2005 which was achieved while expense remained relatively the same as in Fiscal 2004. Selling, general and administrative expenses in Fiscal 2006 increased $580,000 when compared to Fiscal 2005 growing to $8,963,000 from $8,383,000.

Research, development, and engineering expenses

Research, development, and engineering expenses were $4,238,000 in Fiscal 2006 as compared to $3,264,000 in Fiscal 2005 or an increase of $974,000. Fiscal 2004 expenses were $3,165,000 or an increase of $99,000 in Fiscal 2005. These increases reflect additional engineering activities to improve manufacturing processes and design and development work associated with new customer programs. As a percentage of net sales, research, development and engineering expenses increased to 8% of sales from 6% in Fiscal 2005 and compared to 7% of sales in Fiscal 2004.

We expect that research, development and engineering costs to be reduced as a percentage of revenues in Fiscal 2007 as we continue to realign our engineering activities to meet our customer and internal needs.

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

Asset Impairment Charges

Our evaluation, in Fiscal 2004, of the historical losses from our Microelectronics group created a trigger for further impairment analysis. Our long-lived assets relating to our Microelectronics operations were valued by an independent third-party valuation firm and resulted in an impairment charge of $465,000 in Fiscal 2004. There were no such impairment charges in Fiscal 2006 or Fiscal 2005.

Costs relating to Investigation and Litigation Recovery

The litigation recovery income of $1,361,000 in Fiscal 2004 was offset by $894,000 in legal and professional fees for the special investigation of the activities of Mr. Fant, our former Chief Executive Officer, President and Chairman. The Company had an additional recovery from Mr. Fant in Fiscal 2005 in the amount of $481,000.

Gain on Prepayment of Promissory Note

At the time of our AMO acquisition in January 2003 CMED, the seller, funded a subordinated promissory note. On May 8, 2003 the subordinated promissory note was sold by CMED to a third party for $1,820,000. The agreement continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the Subordinated Promissory Note were modified on May 16, 2003 and on September 12, 2003. On October 15, 2003, we prepaid the Subordinated Promissory Note for a discount on the principal amount outstanding of $360,000, the payment of accrued interest totaling $167,000 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the Subordinated Promissory Note, the Company recognized a gain on the early extinguishment of the Subordinated Promissory Note totaling $472,000 during the first quarter of Fiscal 2004.

Interest Expense

Interest expense for Fiscal 2006 was $776,000 as compared with $667,000 in Fiscal 2005 and $364,000 in Fiscal 2004. The increase in interest expense in Fiscal 2006 was due to added borrowing relating to capital leases initiated in Fiscal 2006 and additional borrowing under the revolving credit agreements as a result of operating losses sustained during Fiscal 2006. The increase in interest expense in Fiscal 2005 compared to Fiscal 2004 was due to higher average borrowing levels associated with funding the growth in our working capital requirements. As a result of the increase in sales levels in Fiscal 2005, we increased both accounts receivable and inventories, which were funded by additional borrowings on our Credit Agreement. For Fiscal 2007, we expect our interest expense to increase compared to Fiscal 2006 due to the higher interest rate on the Note from our Chairman of the Board that replaced one of our revolving credit agreements subsequent to the close of Fiscal 2006.

Income Tax Expense (Benefit)

We did not record a tax provision in Fiscal 2006, Fiscal 2005 or Fiscal 2004 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with income in future years. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. The economic benefits of our net operating loss carryforwards to future years will continue until expired.

At the end of Fiscal 2006, we had net operating loss carryforwards of approximately $23.1 million, expiring at various dates ranging from 2012 through 2026. Though valuation allowances have been established, we still retain all the economic benefits of the net operating loss in future years.

Deemed Dividend on Preferred Stock

On May 9, 2005 we completed the sale of 130,538 shares of our Series A Convertible Preferred Stock. Each share of the Preferred Stock is immediately convertible into ten shares of common stock. Because the Preferred Stock was issued at a discount to the market price on the date of issue and because it is immediately convertible into common stock, we were required to record a deemed dividend on preferred stock in our financial statements for the year ended August 31, 2005. This non-cash dividend is to reflect the implied economic value to the preferred shareholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850,000 was recorded as equity. The fair value allocated to the preferred stock of $2,550,000 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072,000 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The deemed dividend on preferred stock is a reconciling item on the statement of operations to adjust reported net income (loss) to “net income (loss) available to common shareholders.”

FINANCIAL CONDITION

Our net cash flow used in operating activities for Fiscal 2006 was $2,648,000 compared to cash flow used in operating activities of $2,956,000 for Fiscal 2005. The use of cash in operations in Fiscal 2006 was driven by the $6,057,000 net loss sustained by the Company during Fiscal 2006. Reductions in accruals in the normal course of business also impacted our net cash flow used in operations. In Fiscal 2005, the primary factors affecting net cash flow used in operations was an increase of $2,544,000 of accounts receivable and an increase of $1,257,000 of inventory. Both of these increases were due to the 31% growth in our revenues in Fiscal 2005 over Fiscal 2004. Also in Fiscal 2005, we paid down accounts payable and accrued liabilities during the year which required the use of cash and caused us to increase the use of our line of credit. In Fiscal 2006 we generated a net loss of $6,057,000 as compared with net income of $355,000 in Fiscal 2005, and compared with a net loss of $7,009,000 in Fiscal 2004.

Our net cash flow provided by (used in) investing activities was $149,000, ($1,249,000) and ($479,000) for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. We spent $977,000, $1,404,000 and $827,000 on capital expenditures and patent costs in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Spending on capital expenditures was funded through the use of debt and capital leases. The capital expenditures relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities, capacity and quality control systems. In Fiscal 2006, we had a refund of a security deposit from our facility at our AMO division which provided approximately $1,000,000 in additional cash flow to the Company. We generated $323,000 in Fiscal 2004 from the sale of technology.

Our net cash flow from financing activities in Fiscal 2006 was $2,822,000 and was primarily related to net borrowing under our line of credit of $3,385,000 which was used to offset operating losses. We also repaid $749,000 in long-term debt during Fiscal 2006. In addition to these financing activities, we also utilized $2,314,000 in non-cash capital lease financing to acquire equipment. Our net cash flow from financing activities in Fiscal 2005 was $4,356,000 and was primarily related to cash proceeds from the issuance of Series A Convertible Preferred Stock during the year. This offering generated net proceeds of $3,162,000 for the Company. We also generated cash through additional borrowings on our line of credit of $1,253,000 and by the repayments on notes from officers and former directors of $228,000. During Fiscal 2005 we repaid $381,000 on our long-term debt. In addition to these financing activities, we also utilized non-cash capital lease financing to acquire $442,000 of equipment. Our net cash flow generated from financing activities in Fiscal 2004 was $3,810,000 and was primarily related to cash proceeds from issuance of common stock for $3,374,000 and the collection of officer notes of $170,000.

The result of these activities was an increase in cash of $323,000 in Fiscal 2006 as compared with an increase in cash of $151,000 in Fiscal 2005, as compared with decreases in cash of $606,000 during Fiscal 2004. At the end of Fiscal 2006 our cash balance was $674,000.

Accounts receivable average days outstanding were 64 days at September 2, 2006, compared to 55 and 55 days at August 31, 2005 and 2004, respectively. Inventory turns were 5.9, 6.0 and 5.6 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The inventory turns for Fiscal 2006 were impacted by the change in estimate for inventory carrying costs during the year which reduced the comparable inventory balances.

The Company’s current ratio at the end of Fiscal 2006 was 1.3:1 as compared to 1.9:1 and 1.3:1 at the end of Fiscal 2005 and Fiscal 2004, respectively. The decrease in Fiscal 2006 was due to additional borrowings under the line of credit and a reduction in security deposit that was refunded to the Company during Fiscal 2006 and reduction in inventory carrying costs which resulted from a change in estimate of the inventory overhead calculations as of September 2, 2006. The improvement in Fiscal 2005 was due to the growth of the business which required increases in accounts receivable and inventory. During Fiscal 2005, the working capital growth was funded by the issuance of stock during the year. For Fiscal 2004, the current ratio was impacted by larger growth in accounts payable compared to accounts receivable, increase in the line of credit and the growth in accrued liabilities and other current assets due to the deferral of net sales and the related cost of goods sold. As of September 2, 2006 our current liabilities included $5,948,000 in line of credit borrowings and $1,038,000 in current maturities of long-term debt. In addition, we had long-term debt of $2,824,000 and shareholders equity of $8,864,000. Subsequent to the end of Fiscal 2006, the Company refinanced a portion of its revolving line of credit with a one year term loan from its Chairman of the Board. Both the previous revolving line of credit and the new term loan are categorized as current liabilities for the calculation of the current ratio.

TERM-DEBT

Long-term debt

During our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:

At the beginning of Fiscal 2004, we repaid our outstanding subordinated promissory note by obtaining two separate loans in the aggregate amount of $2,350,000 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,048,000 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second note is secured by our Victoria facility and equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28,000 are paid over a forty-eight month period beginning on October 28, 2003.

During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements. As a result, on December 3, 2004, we entered into waivers and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004 and December 29, 2004, to address actual and potential covenant violations. The waivers and amendments on December 3, 2004 increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%.

The Company was not in compliance with the debt service coverage ratio requirement of these two agreements as of May 27, 2006 and continuing through the end of Fiscal 2006. On June 21, 2006, we entered into a Waiver and Amendment dated effective May 27, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of The Commerce Bank Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 14, 2003. The Commerce Bank Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Bank Loan Agreement to re-establish the $100,000 Payment Reserve Account. Also on June 21, 2006, the Company entered into a Waiver and Amendment (the “Commerce Financial Group Amendment”) to waive and amend certain provisions of The Commerce Financial Group Term Loan Agreement dated October 28, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 28, 2003. The Commerce Financial Group Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Financial Group Loan Agreement to re-establish the $25,000 payment reserve account. Due to the loss generated in Fiscal 2006, the Company will not be in compliance with its debt service coverage ratio covenant until the end of Fiscal 2007, when the Company anticipates being in compliance. The Company will work with the lender to receive any needed interim period waivers. However, if the Company is unable to obtain waivers during the future periods of non-compliance, it is possible that the lender could require the repayment of the outstanding principle balances under the Term Loan Agreements, which would have an adverse affect on the Company’s ability to meets its financial obligations in the normal course of business.

During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases is $2,300,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost.

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

During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442,000 with an average effective interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4,000,000 within 18 months of the date of these leases.

Short-term debt

Since early in Fiscal 2003, we had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The initial term of the Credit Agreement expired September 1, 2006 and was automatically extended by six months. The Credit Agreement provides for a maximum amount of credit $5,000,000 and is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At Fiscal 2006 year end we had a maximum of approximately $550,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $3,948,000 and $2,563,000 as of September 2, 2006 and August 31, 2005, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. The effective borrowing rate is approximately 11% as of September 2, 2006. Borrowings are reduced as collections and payments are received into a lock box by the bank. As of the September 2, 2006, the Company was in compliance with all covenants of the Credit Agreement.

In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007, but has an acceleration clause in the event of default. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of September 2, 2006 was approximately 11%. As of September 2, 2006, the balance outstanding on the Line of Credit was $2,000,000. The Company is in compliance with all covenants of the Line of Credit.

Subsequent to the end of Fiscal 2006, the Company paid off the Credit Agreement with Beacon Bank and replaced the funding through a $5,000,000 one-year term loan (the “Note”) from Thomas F. Leahy, the Company’s Chairman of the Board. The new term loan was undertaken to provide the Company with the opportunity to establish a relationship with a new asset-based lender during Fiscal 2007 and not a result of any default under terms of the Credit Agreement. The loan requires the Company to pay monthly installments of interest, and is due and payable on November 2, 2007. The unpaid principal of the Note can be repaid at any time without prepayment penalty or premium. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. There are no covenants associated with the loan.

FISCAL 2006 LIQUIDITY

We generated a net loss in Fiscal 2006 of $6,057,000, net income in Fiscal 2005 of $355,000 and a net loss of $7,009,000 in Fiscal 2004. The increase in sales in Fiscal 2005 compared to Fiscal 2004 was expected to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved and cost reductions were not implemented until late in Fiscal 2006, which had little to no impact in reducing the operating loss for the fiscal year. In addition, a change in the sales mix at our RFID and AMO divisions reduced the overall gross margin contribution on the sales that were achieved. During Fiscal year 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000) and additional borrowing under our lines of credit of $3.4 million. The sustained operating losses during Fiscal 2006 have generated a significant strain on our cash resources.

We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. In Fiscal 2004, we entered into two separate loans in the aggregate amount of $2,350,000 which enabled us to prepay a high cost subordinated promissory note assumed in the acquisition of our AMO business and which provided cash for operations. On February 13, 2004, we sold 1,180,000 shares of our common stock which generated net proceeds of $3.2 million. On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions, together with improved operating results during Fiscal 2005, enabled us to fund working capital requirements, acquire manufacturing equipment and expand our Credit Agreement. The expansion included increasing the borrowing capacity to $5,000,000 while reducing the interest rate and improving other terms and conditions of the facility. The initial term of the Credit Agreement expired September 1, 2006 and was automatically extended by six months.

In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of September 2, 2006 was approximately 11%. As of September 2, 2006, the balance outstanding on the Line of Credit was $2,000,000. The Company was in compliance with all covenants of the Line of Credit as of September 2, 2006.

As a result of these events, at September 2, 2006 our sources of liquidity consisted of $674,000 of cash and cash equivalents and approximately $550,000 of borrowing capacity under our Credit Agreement. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.

Beginning in mid-Fiscal 2006, the Company began efforts to change its cost structures and operating structures in an effort to reduce costs and begin to focus more heavily on the operational performance of each of our divisions. The most significant change was to shift from a centralized management of our divisions to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the fiscal year.

Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was the Company’s Chief Financial Officer and continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our divisions. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus will include:

•	Expanding our sales efforts to existing customers and to find new customers for our products. We will accomplish this through the restructuring of our sales staff in Boulder and Victoria and by adding an additional sales person to support our flexible substrate business in Tempe.

•	Focusing on gross margin improvements at all divisions. We will accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that division. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Refinancing our debt to improve cash flow. To that end, subsequent to the end of Fiscal 2006, the Company paid off the Credit Agreement with Beacon Bank and replaced the funding through a $5,000,000 one-year term secured loan from Thomas F. Leahy, the Company’s Chairman of the Board. The new term loan was undertaken to provide the Company with the opportunity to establish a relationship with a new asset-based lender during Fiscal 2007. This transaction allowed the Company to have direct access again to the collection of its accounts receivables, which should reduce the days outstanding and improve cash flow from collections. In addition, the loan provided additional future working capital of approximately $1.8 million after the Credit Agreement was repaid and current working capital was funded.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by $1 million by the end of Fiscal 2007.

During Fiscal 2007, we intend to spend approximately $1.0 million for manufacturing equipment which we expect to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing for the next 12 months.

The Company is currently in violation of its debt service coverage ratio covenant under its loan and lease agreements with Commerce Bank and Commerce Financial. The Company has received waivers for the covenant violations as of the end of Fiscal 2006, but will need to receive waivers for at least a portion of Fiscal 2007 from the lender. The debt service coverage ratio is calculated using a rolling 12 month EBITDA (earnings before interest, taxes, depreciation and amortization) calculation divided by the rolling 12 month principle and interest payments on debt. Due to the loss generated in Fiscal 2006, the Company will not be in compliance with its debt service coverage ratio covenant until the end of Fiscal 2007, when the Company anticipates being in compliance. Due to the loss generated in Fiscal 2006, the Company will not be in compliance with its debt service coverage ratio covenant until the end of Fiscal 2007, when the Company anticipates being in compliance. The Company will work with the lender to receive any needed interim period waivers. However, if the Company is unable to obtain waivers during the future periods of non-compliance, it is possible that the lender could require the repayment of the outstanding principle balances under the Term Loan Agreements, which would have an adverse affect on the Company’s ability to meets its financial obligations in the normal course of business.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels such as reduction of spending for research and development, engineering, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Our contractual cash obligations at September 2, 2006, are summarized in the following table:

	Payments Due By Period
					More
		Less Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
	In thousands (000’s)

Long-term debt obligations	$1,767	$450	$258	$1,059	$—
Capital lease obligations	2,893	960	1,675	258	—
Operating lease obligations	24,392	1,847	3,771	3,611	15,163

Total contractual obligations	$29,052	$3,257	$5,704	$4,928	$15,163

New Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

Market Risk

We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on April 17, 2007 but has an acceleration clause in the event of default. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of September 2, 2006 was approximately 11%. As of September 2, 2006, the balance outstanding on the Line of Credit was $2,000,000.

We are exposed to a floating interest rate risk from our term credit note with Commerce Bank, a Minnesota state banking association and on our credit agreement with Beacon Bank. The Commerce Bank note, in the amount of $1,200,000, was executed on October 14, 2003 and has a floating interest rate. The term of this note is six years with interest at a nominal rate of 6.50% per annum until October 31, 2006. Thereafter the interest rate will be adjusted to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payments of principal and interest are based on a twenty-year amortization with a final payment of approximately $1,048,000 due on November 1, 2009.

The Beacon Bank Credit Agreement provides for a maximum amount of credit of $5,000,000. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At September 2, 2006, we had a maximum of approximately $550,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $3,948,000 and $2,563,000 as of September 2, 2006 and August 31, 2005, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75%. There is also an immediate discount of .85% for processing. The effective borrowing rate is approximately 11% as of September 2, 2006.

Subsequent to the end of the fiscal year, the Company paid off the remaining balance of the Beacon Bank Credit Agreement and borrowed $5,000,000 from Thomas F. Leahy, the Chairman of the Board of Directors of the Company. Unpaid principal due under the note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Company believes that the borrowing rate is consistent with other borrowing options that were available to the Company at the time of the note.

A change in interest rates for the Beacon Credit Agreement and the note issued to Thomas F. Leahy are not expected to have a material adverse effect on our near-term financial condition or results of operation. Our financing arrangements, which include our lease financings, do not fluctuate with the movement of general interest rates.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements as of September 2, 2006 and August 31, 2005, and for each of the years in the three-year period ended September 2, 2006, August 31, 2005 and August 31, 2004, together with the Reports of our Independent Registered Public Accounting Firms, are included in this Annual Report on Form 10-K on the pages indicated below.

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	September 2,	August 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$674	$351
Accounts receivable, net of allowance for doubtful accounts of $124 and $157, respectively	9,205	9,278
Inventories	7,000	8,044
Security deposit	—	1,350
Deferred income taxes	830	817
Other current assets	316	1,136

Total current assets	18,025	20,976

Property and equipment:
Land	216	216
Building and improvements	4,374	4,323
Fixtures and equipment	24,406	23,214
Accumulated depreciation	(21,279)	(20,864)

Net property and equipment	7,717	6,889

Developed technology, less accumulated amortization of $414 and $352, respectively	—	62
Security deposit	550	230
Other long-term assets	580	337

Total assets	$26,872	$28,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,948	$2,563
Current maturities of long-term debt	1,038	484
Accounts payable	3,735	4,019
Accrued liabilities	2,772	4,129

Total current liabilities	13,493	11,195

Deferred income taxes	830	817
Other long-term liabilities, less current maturities	961	873
Long-term debt, less current maturities	2,824	1,813

Total other long-term liabilities, less current maturities	4,615	3,503

Total liabilities	18,108	14,698

Commitments and contingencies
Shareholders’ equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832,000)	2	2
Common stock, $.05 par; 20,000,000 and 13,000,000 shares authorized; 9,563,000 and 9,379,000 shares issued and 9,504,000 and 9,379,000 outstanding	475	469
Paid-in capital	27,581	26,701
Accumulated deficit	(19,226)	(13,169)
Notes receivable-related parties-officers and former directors	(68)	(207)

Total shareholders’ equity	8,764	13,796

Total liabilities and shareholders’ equity	$26,872	$28,494

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004
	(In thousands, except share
	and per share data)

Net sales	$52,631	$56,631	$43,320
Cost of sales	44,669	45,047	39,197

Gross profit	7,962	11,584	4,123

Operating expenses:
Selling, general and administrative	8,963	8,383	8,113
Research, development and engineering	4,238	3,264	3,165
Gain on settlement	—	(300)	—
Asset impairment charges	—	—	465
Costs related to investigation	—	—	894

Operating income (loss)	(5,239)	237	(8,514)

Gain on prepayment of promissory note	—	—	472
Litigation recovery	—	481	1,361
Interest expense	(776)	(667)	(364)
Other income (expense), net	(42)	304	36

Income (loss) before income taxes	(6,057)	355	(7,009)
Income tax expense (benefit)	—	—	—

Net income (loss)	(6,057)	355	(7,009)
Deemed dividend on preferred stock	—	1,072	—

Loss attributable to common shareholders	$(6,057)	$(717)	$(7,009)

Net income (loss) per common share
Basic and Diluted:
Net income (loss)	$(0.64)	$0.04	$(0.90)
Deemed dividend on preferred stock	—	(0.13)	—

Net loss attributable to common shareholders	$(0.64)	$(0.09)	$(0.90)

Weighted average common shares outstanding
Basic	9,469,000	8,382,000	7,745,000

Diluted	9,469,000	8,958,000	7,745,000

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Convertible				Related	Total
	Common		Preferred	Convertible	Additional		Party —	Share-
	Stock Shares	Common	Stock Shares	Preferred	Paid-In	Accumulated	Notes	Holders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Receivable	Equity
	(In thousands, except share data)

Balance, August 31, 2003	7,046,000	$352	—	$—	$18,951	$(5,443)	$(669)	$13,191

Net loss	—	—	—	—	—	(7,009)	—	(7,009)
Note receivable write off	—	—	—	—	—	—	64	64
Payments on officers loans	—	—	—	—	—	—	170	170
Issuance of common shares in lieu of interest — Whitebox	48,000	3	—	—	164	—	—	167
Private equity placement	1,180,000	59	—	—	3,180	—	—	3,239
Issuance of common shares under stock benefit plans and option plans	83,000	4	—	—	131	—	—	135

Balance, August 31, 2004	8,357,000	418	—	—	22,426	(12,452)	(435)	9,957

Net income	—	—	—	—	—	355	—	355
Payments on officers loans	—	—	—	—	—	—	228	228
Issuance of Convertible Preferred Stock and warrants, net of expenses	—	—	130,538	7	3,155	—	—	3,162
Conversion of Convertible Preferred Stock into common stock	985,000	49	(98,538)	(5)	(44)	—	—	—
Issuance of common shares under stock benefit plans and option plans	37,000	2	—	—	92	—	—	94
Deemed dividend on preferred stock	—	—	—	—	1,072	(1,072)	—	—

Balance, August 31, 2005	9,379,000	469	32,000	2	26,701	(13,169)	(207)	13,796

Net loss	—	—	—	—	—	(6,057)	—	(6,057)
Payments on officers loans	—	—	—	—	—	—	139	139
Stock based compensation expense	—	—	—	—	503	—	—	503
Issuance of common stock to landlord recognized as long-term asset	100,000	5	—	—	331	—	—	336
Issuance of common shares under stock benefit plans and option plans	25,000	1	—	—	46	—	—	47

Balance, September 2, 2006	9,504,000	$475	32,000	$2	$27,581	$(19,226)	$(68)	$8.764

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004
	(In thousands, except share data)

Cash flow from operating activities:
Net income (loss)	$(6,057)	$355	$(7,009)
Depreciation and amortization	2,473	2,454	2,862
Accounts receivable allowance (recovery)	(33)	36	29
Reserve for note receivable from former officers	—	—	64
Asset impairment charges	—	—	465
Gain on prepayment of promissory note	—	—	(472)
(Gain) loss on disposal of property and equipment and other	49	(130)	—
Stock based compensation expense	503	—	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation recovery	—	481	(481)
Accounts receivable	106	(2,544)	(485)
Inventories	1,044	(1,257)	77
Other current assets	820	85	(836)
Other long-term assets	—	152	—
Accounts payable	(284)	(1,644)	1,712
Accrued liabilities	(1,269)	(944)	137

Net cash flow provided by (used in) operating activities	(2,648)	(2,956)	(3,937)

Cash flow from investing activities:
Additions to property and equipment	(955)	(1,314)	(743)
Proceeds from the sale of assets	96	155	25
Additions to patents	(22)	(90)	(84)
Security deposit	1,030	—	—
Proceeds from the sale of technology	—	—	323

Net cash flow provided by (used in) investing activities	149	(1,249)	(479)

Cash flow from financing activities:
Issuance of common stock under stock plans	47	94	135
Proceeds from private placement	—	—	3,239
Proceeds from issuance of convertible preferred stock and warrants, net of expenses	—	3,162	—
Officer note repayment	139	228	170
Proceeds from long-term debt	—	—	2,282
Repayments of long-term debt	(749)	(381)	(2,788)
Deferred financing fees	—	—	(48)
Net borrowings on line of credit	3,385	1,253	820

Net cash flow provided by financing activities	2,822	4,356	3,810

Net increase (decrease) in cash and cash equivalents	323	151	(606)
Cash and cash equivalents, beginning of year	351	200	806

Cash and cash equivalents, end of year	$674	$351	$200

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004
	(In thousands, except share data)

Supplemental disclosures of cash flow information:
Interest paid	$799	$645	$364
Income taxes paid	—	—	6

Supplemental disclosures of non-cash financing and investing activities:

In Fiscal 2006, capital lease obligations related to property and equipment were $2,314 and issuance of common stock to landlord recognized as long-term asset was $336.

In Fiscal 2005, 98,538 shares of Convertible Preferred Stock were converted into 985,000 shares of common stock and capital lease obligations related to property and equipment were $442.

In Fiscal 2004, the Company issued common shares for repayment of interest payable valued at $167 and capital lease obligations related to property and equipment were $34.

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

Fiscal Year.  During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2006 ended on September 2, 2006. Fiscal years 2005 and 2004 ended on August 31, 2005 and August 31, 2004, respectively, and are alternatively identified herein as Fiscal 2005 and Fiscal 2004.

Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition.  Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. We have a limited number of arrangements with customers which require that we retain ownership of inventory until it has been received by the customer or until it is accepted by the customer. There are no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements is recognized upon receipt by the customer, upon acceptance by the customer or when the inventory is utilized by the customer in its manufacturing process. Our Advanced Medical Operations (“AMO”) division provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.

AMO’s development contracts are typically discrete time and materials projects that generally do not involve separately priced deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method if the term of the arrangement is short-term or using the percentage of completion method for longer-term contracts.

Cash Equivalents.  The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed Federal insured limits.

Accounts Receivable.  The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company’s customer base. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $124,000 and $157,000 at September 2, 2006 and August 31, 2005, respectively. During Fiscal 2006, the Company reduced the allowance for uncollectible accounts by $33,000, and during Fiscal 2005 and 2004, the Company had additions to the allowance for uncollectible accounts of $36,000, and $39,000, respectively and write-off of accounts receivable of $0 and $10,000, respectively. Accounts receivable over 90 days past due were $464,000 and $902,000 at September 2, 2006 and August 31, 2005, respectively.

Inventories.  Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. The majority of the inventory is purchased based upon contractual forecasts and customer POs, in which case excess or obsolete inventory is generally the customers’ responsibility.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment was $2,320,000, $2,233,000 and $2,644,000 for the years ended September 2, 2006, August 31, 2005 and August 31, 2004, respectively.

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

Intangible Assets.  Intangible assets are related to the acquisition of our AMO division and are amortized on a straight-line basis over periods ranging from three to four years and were fully amortized as of September 2, 2006.

Patents.  External costs associated with patents are capitalized and amortized over 84 months or the remaining life of the patent, whichever is shorter. Amortization expense related to patents was $88,000, $72,000 and $72,000 for Fiscal 2006, 2005 and 2004, respectively. Amortization expense is expected to approximate $78,000, $70,000, $52,000, $40,000 and $22,000 in each of the next five fiscal years, respectively.

Impairment of Notes Receivable.  The Company routinely performs an analysis as to the probability that a receivable is collectible. A note receivable is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note receivable agreement including scheduled interest payments. When a note receivable is impaired, we measure impairment based on the present value of expected future cash flows discounted at the note receivable effective interest rate. The Company may measure impairment based on a note receivables observable market price, or the fair value of the collateral if the note receivable is collateral dependent. Regardless of the measurement method, we will measure impairment based on the fair value of the collateral when we determine that foreclosure is probable. A note receivable is collateral dependent if the repayment of the note is expected to be provided solely by the underlying collateral. We may choose a measurement method on a note-by-note basis. When an impairment is recognized, a reserve is created for note losses. At September 2, 2006, there were no indicators of impairment.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The performance of the Company’s Microelectronics group in Fiscal 2004 created a trigger for further evaluation of the recoverability of the long-lived assets associated with those operations. This evaluation resulted in recording an asset impairment charge of $465,000 in Fiscal 2004. There were no asset impairments in Fiscal 2006 or Fiscal 2005. Asset impairment evaluations are by nature highly subjective.

Research, Development and Engineering.  The Company expenses all research, development and engineering costs as incurred.

Shipping and Handling.  The Company includes shipping and handling revenue in net sales and shipping and handling costs in cost of sales.

Advertising.  Advertising costs are charged to expense as incurred. Advertising costs were $517,000, $187,000, and $207,000 for the years ended September 2, 2006, August 31, 2005, and August 31, 2004, respectively, and are included in selling, general and administrative expense.

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

Stock-based Compensation.  On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R)on September 1, 2005 using the modified prospective method.

We have granted stock options over the years to employees and directors under various stockholder approved stock option plans. As of September 2, 2006, 1,336,975 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees. Based on these valuations, we recognized compensation expense of $437,000 ($.05 per share) in the fiscal year ended September 2, 2006 related to the amortization of the unvested portion of these options as of September 1, 2005. The amortization of each option grant will continue over

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remainder of the vesting period of each option grant. Stock based compensation expense of outstanding options as of September 2, 2006 is expected to approximate $323,000, $119,000, $86,000, $7,000 and $0 in each of the next five fiscal years, respectively.

During the fiscal year ended September 2, 2006, the Company granted 79,800 shares of restricted stock to several officers, key employees and directors. These shares vest over four years. The value of the shares at the date of grant was $260,000 which will be expensed over the vesting period.

Stock based compensation expense related to the restricted stock granted in 2006 was $24,000. As of September 2, 2006, 58,800 shares of restricted stock remain outstanding. Stock based compensation expense of outstanding restricted stock as of September 2, 2006 is expected to approximate $59,000, $48,000, $48,000 and $11,000 in each of the next four fiscal years, respectively.

In addition, during the fiscal year ended September 2, 2006, we modified the terms of 100,000 options to accelerate vesting on any unvested portion of these grants and to extend the exercise period on 25,000 options for 90 days beyond normal terms. The effect of these actions was an additional non-cash expense of $42,000 which was recorded in the quarter ended February 25, 2006.

There were 5,000 options granted in the twelve months ended September 2, 2006. There were 80,000 options granted during the twelve months ended August 31, 2005.

During Fiscal 2005, the Board of Directors of the Company approved the acceleration of vesting of stock options granted to employees during Fiscal 1999 through Fiscal 2002. All of these option grants had exercise prices that were in excess of the stock price at the time of the action. The effect of this action was to accelerate the recognition of the pro-forma employee compensation. Fiscal 2005 pro forma employee compensation expense includes $1,500,000 of incremental expense related to the options whose vesting terms were accelerated.

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

	Fiscal Year Ended
	August 31,	August 31,
	2005	2004
	(In thousands, except share data)

Loss attributable to common shareholders as reported	$(717)	$(7,009)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation (expense determined under fair value based method for all awards)	(2,974)	(1,940)

Loss attributable to common shareholders pro forma	$(3,691)	$(8,949)

Basic and diluted loss attributable to common shareholders per share as reported	$(0.09)	$(0.90)
Stock-based compensation expense	(0.35)	(0.26)

Basic and diluted loss attributable to common shareholders per share pro forma	$(0.44)	$(1.16)

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Deposits.  Customer deposits result from cash received in advance of manufacturing services being performed.

Net Income (Loss) Per Common Share.  Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding assuming the exercise of convertible preferred stock, dilutive stock options and warrants. The dilutive effect of the stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, convertible preferred stock, options and warrants are not dilutive and are thus excluded from the calculation.

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

Change in Accounting Estimate.  During the fiscal year ending September 2, 2006, the Company changed its estimates for the calculation of inventory carrying costs relating to the computation of overhead associated with its inventory categories. Specifically, the Company believes that its prior estimates, which included significant allocations of quality control costs in the computations, were no longer representative of the costs associated with its current inventory make up. The change in estimate was further supported by the change in the Company’s product mix and resulting inventory make up, expanding regulatory and compliance nature of the Company’s quality control function and the shift to a business unit configuration for the company compared to a previously corporate-centralized configuration for our operations. The Company believes that this change in estimate is more representative of our changing inventory make up during the last fiscal year. The change in estimate resulted in a $1 million reduction in inventory carrying costs as of September 2, 2006. The Company will continue to review its estimates on a going forward basis, which could result in additional changes in estimate for the carrying costs associated with our inventories.

Financial Instruments.  The fair value of cash equivalents, accounts receivable and payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of the Company’s borrowings and other long-term liabilities outstanding approximate their carrying values based upon current market rates of interest.

Reclassifications.  Certain reclassifications have been made to prior year amounts on the consolidated balance sheet as of August 31, 2005 to conform to the current year presentation. The reclassifications were to reflect a current deferred tax asset and long-term deferred tax liability of $817,000. These reclassifications had no effect on the Company’s stockholders’ equity, net income or net cash flows as previously reported.

New Accounting Pronouncements.  The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

Note 2

Liquidity

We generated a net loss in Fiscal 2006 of $6,057,000, net income in Fiscal 2005 of $355,000 and a net loss of $7,009,000 in Fiscal 2004. The increase in sales in Fiscal 2005 compared to Fiscal 2004 was expected to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved and cost reductions were not implemented until late in Fiscal 2006, which had little to no impact in reducing the operating loss for the fiscal year. In addition, a change in the sales mix at our RFID and AMO divisions reduced the overall gross margin contribution on the sales that were achieved. During Fiscal year 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000) and additional borrowing under our lines of credit of $3.4 million. The sustained operating losses during Fiscal 2006 have generated a significant strain on our cash resources.

We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations. In Fiscal 2004, we entered into two separate loans in the aggregate amount of $2,350,000 which enabled us to prepay a high cost subordinated promissory note assumed in the acquisition of our AMO business and which provided cash for operations. On February 13, 2004, we sold 1,180,000 shares of our common stock which generated net proceeds of $3.2 million. On May 9, 2005, we sold 130,538 shares of our Series A Convertible Preferred Stock which provided net proceeds of $3.2 million to the Company. These actions, together with the improved operating results during Fiscal 2005, enabled us to fund working capital requirements, acquire manufacturing equipment and expand our Credit Agreement. The expansion included increasing the borrowing capacity to $5,000,000 while reducing the interest rate and improving other terms and conditions of the facility. The initial term of the Credit Agreement expired September 1, 2006 and was automatically extended by six months.

In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of September 2, 2006 was approximately 11%. As of September 2, 2006, the balance outstanding on the Line of Credit was $2,000,000. The Company was in compliance with all covenants of the Line of Credit as of September 2, 2006.

As a result of these events, at September 2, 2006 our sources of liquidity consisted of $674,000 of cash and cash equivalents and approximately $550,000 of borrowing capacity under our Credit Agreement. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.

Beginning in mid-Fiscal 2006, the Company began efforts to change its cost structures and operating structures in an effort to reduce costs and begin to focus more heavily on the operational performance of each of our divisions.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The most significant change was to shift from a centralized management of our divisions to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the fiscal year.

Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was the Company’s Chief Financial Officer and continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our divisions. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus will include:

•	Expanding our sales efforts to existing customers and to find new customers for our products. We will accomplish this through the restructuring of our sales staff in Boulder and Victoria and by adding an additional sales person to support our flexible substrate business in Tempe.

•	Focusing on gross margin improvements at all divisions. We will accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that division. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Refinancing our debt to improve cash flow. To that end, subsequent to the end of Fiscal 2006, the Company paid off the Credit Agreement with Beacon Bank and replaced the funding through a $5,000,000 one-year term secured loan from Thomas F. Leahy, the Company’s Chairman of the Board. The new term loan was undertaken to provide the Company with the opportunity to establish a relationship with a new asset-based lender during Fiscal 2007. This transaction allowed the Company to have direct access again to the collection of its accounts receivables, which should reduce the days outstanding and improve cash flow from collections. In addition, the loan provided additional future working capital of approximately $1.8 million after the Credit Agreement was repaid and current working capital was funded.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by $1 million by the end of Fiscal 2007.

During Fiscal 2007, we intend to spend approximately $1.0 million for manufacturing equipment which we expect to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing for the next 12 months.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels such as reduction of spending for research and development, engineering, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3

Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at September 2, 2006 and August 31, 2005:

	Fiscal Year Ended
	September 2,	August 31,
	2006	2005
	(In thousands)

Inventories:
Purchased parts	$4,735	$5,881
Work in process	671	590
Finished goods	1,594	1,573

	$7,000	$8,044

Accrued liabilities:
Employee related costs	$1,346	$1,786
Deferred revenue	—	440
Real estate taxes	193	130
Customers deposits	126	589
Current maturities of long-term liabilities	79	247
Warranty reserve	12	132
Other accrued liabilities	1,016	805

	$2,772	$4,129

Other long-term liabilities:
Remaining sublease lease obligation	$513	$552
Unfavorable operating lease, net	527	568

Total	1,040	1,120
Less current maturities	79	247

Total other long-term liabilities	$961	$873

Note 4

Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair, replace or refund the purchase price of any components or assemblies our customers deem defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s product warranty accrual for each of the fiscal years in the three-year period ending September 2, 2006:

	Balance at			Balance at
	Beginning of Year	Provisions	Claims	End of Year
	(In thousands)

Fiscal 2006	$132	$(79)	$41	$12
Fiscal 2005	139	125	132	132
Fiscal 2004	122	133	116	139

Note 5

Asset Impairment Charges

In fiscal 2004, the historical losses of our Microelectronics group triggered an internal evaluation of our long-lived assets relating to our Microelectronics Operations. Following this evaluation, it was determined that we should have these assets valued by an independent third party in order to further evaluate the recoverability of our long-lived assets. As a result of this independent valuation, the Company recorded an impairment charge of $465,000 in Fiscal 2004. There were no such charges in Fiscal 2006 or Fiscal 2005.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6

Long-Term Debt

Long-term debt consists of the following:

	September 2,	August 31,
	2006	2005
	(In thousands)

Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,122	$1,145
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	361	673
Capital lease obligation; payable in installments of $1 through February 2009; collateralized with equipment	18	25
Commercial loans payable in fixed monthly installments of $1 through May 2009; collateralized with certain machinery and equipment	17	22
Capital lease obligations; payable in fixed monthly installments of $16 through July 2008; collateralized with certain machinery and equipment	292	423
Capital lease obligations; payable in fixed monthly installments of $4 through September 2008; collateralized with certain machinery and equipment	87	—
Capital lease obligations; payable in fixed monthly installments of $1 through November 2008; collateralized with certain machinery and equipment	17	—
Capital lease obligations; payable in fixed monthly installments of $4 through January 2009; collateralized with certain machinery and equipment	89	—
Capital lease obligations; payable in fixed monthly installments of $9 with a final payment of approximately $70 due in February 2009; collateralized with certain machinery and equipment	268	—
Capital lease obligations; payable in fixed monthly installments of $2 through March 2009; collateralized with certain machinery and equipment	46	—
Capital lease obligations; payable in fixed monthly installments of $2 with a final payment of approximately $10 due in April 2009; collateralized with certain machinery and equipment	48	—
Capital lease obligations; payable in fixed monthly installments of $10 with a final payment of approximately $72 due in June 2009; collateralized with certain machinery and equipment	325	—
Capital lease obligations; payable in fixed monthly installments of $2 through May 2009; collateralized with certain machinery and equipment	52	—
Capital lease obligations; payable in fixed monthly installments of $3 with a final payment of approximately $18 due in June 2009; collateralized with certain machinery and equipment	105	—
Capital lease obligations; payable in fixed monthly installments of $22 with a final payment of approximately $141 due in November 2009; collateralized with certain machinery and equipment	775	—
Capital lease obligations; payable in fixed monthly installments of $6 with a final payment of approximately $43 due in February 2010; collateralized with certain machinery and equipment	240	—
Commercial loans payable paid in full during Fiscal 2006	—	9

Total	3,862	2,297
Less current maturities	1,038	484

Total long-term debt	$2,824	$1,813

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004, we undertook a number of activities to restructure our term-debt. The following is a summary of those transactions:

At the time of our AMO acquisition in January 2003, CMED, the seller, funded a subordinated promissory note. On May 8, 2003 the subordinated promissory note was sold by CMED to a third party for $1,820,000. The agreement continued with the same terms as the original agreement with CMED until August 15, 2003. To encourage early repayment, the terms of the subordinated promissory note were modified on May 16, 2003 and on September 12, 2003. On October 15, 2003, we prepaid the subordinated promissory note for a discount on the principal amount outstanding of $360,000, the payment of accrued interest totaling $167,000 with 47,700 unregistered common shares of HEI stock valued at $3.50 per share and forgiveness of interest from September 15, 2003 through October 15, 2003. As a result of the prepayment of the subordinated promissory note, the Company recognized a gain on the early extinguishment of the subordinated promissory note totaling $472,000 during the first quarter of Fiscal 2004.

The funds to prepay the subordinated promissory note were obtained from two separate loans in the aggregate amount of $2,350,000 under new Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first note, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This note is secured by our Victoria, Minnesota facility. The term of the first note is six years. The original interest rate on this note was a nominal rate of 6.50% per annum for the first three years, and thereafter the interest rate will be adjusted on the first date of the fourth loan year to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. Monthly payment of principal and interest will be based on a twenty-year amortization with a final payment of approximately $1,048,000 due on November 1, 2009. The second note, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second note is secured by our Victoria facility and certain equipment located at our Tempe facility. The term of the second note is four years. The original interest rate on this note was 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28,000 are paid over a forty-eight month period beginning on October 28, 2003.

During the first quarter of Fiscal 2005, we violated two covenants of these term loan agreements. As a result, on December 3, 2004, we entered into waiver and amendments with Commerce Bank and Commerce Financial Group, Inc., respectively, effective as of November 30, 2004 and on December 29, 2004, to address actual and potential covenant violations. The waiver and amendments on December 3, 2004 increased the interest rate to be paid under the Commerce Bank note beginning March 1, 2005, to and including October 31, 2006, from 6.5% to 7.5%, and increased the interest rate to be paid under the Commerce Financial Group, Inc. note beginning March 1, 2005, to and including September 28, 2007, from 8.975% to 9.975%. The interest rate on the Commerce Bank loan agreement was 7.50% as of September 2, 2006 and August 31, 2005, respectively. The interest rate on the Commerce Financial Group, Inc. loan agreement was 9.975% as of September 2, 2006 and August 31, 2005, respectively.

The Company was not in compliance with the debt service coverage ratio requirement of these two agreements as of May 27, 2006. On June 21, 2006, we entered into a Waiver and Amendment dated effective May 27, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of The Commerce Bank Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 14, 2003. The Commerce Bank Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Bank Loan Agreement to re-establish the $100,000 payment reserve account (which amount is included in security deposit on the balance sheet). Also on June 21, 2006, the Company entered into a Waiver and Amendment (the “Commerce Financial Group Amendment”) to waive and amend certain provisions of The Commerce Financial Group Term Loan Agreement dated October 28,

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 28, 2003. The Commerce Financial Group Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Financial Group Loan Agreement to re-establish the $25,000 payment reserve account (which amount is included in security deposit on the balance sheet).

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

The Company has received waivers for any violations of its debt covenants as of September 2, 2006 with Commerce Bank and Commerce Financial Group, Inc. The Company believes that they will be in compliance with all covenants by the end of Fiscal 2007.

During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases is $442,000 with an effective average interest rate of 16%. These agreements are for three years with reduced payment terms over the life of the lease. At the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost. However, this amount may be reduced to 15% if our equity increases by $4,000,000 within 18 months of the date of these leases. Amortization of capital lease obligations was included in depreciation expense for all years presented. The cost and accumulated amortization of capital lease obligations was $738,000 and $114,000 as of August 31, 2005, respectively.

During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases is $2,314,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost. The cost and accumulated amortization of capital lease obligations was $3,092,000 and $738,000 and $346,000 and $114,000 as of September 2, 2006 and August 31, 2005, respectively.

Principal maturities of long-term debt at September 2, 2006, are as follows:

Fiscal Years Ending	(In thousands)

2007	$343
2008	67
2009	27
2010	1,046
2011	—

Total	$1,483

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum capital lease payments are as follows for the fiscal years ending after September 2, 2006:

Fiscal Years Ending	(In thousands)

2007	$960
2008	931
2009	744
2010	258

Total	2,893
Less: amount representing interest	(514)

Present value of future minimum lease payments	2,379
Less: current portion	(695)

Capital lease obligations, net of current portion	$1,684

Note 7

Line of Credit

Since early in Fiscal 2003, we have had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The Credit Agreement was modified several times during Fiscal 2005 and 2004 with an updated expiration date of September 1, 2006, which was automatically extended for a subsequent six month period. The Credit Agreement provides for a maximum amount of credit ($5,000,000) and has an acceleration clause in the event of default. The Credit Agreement is an accounts receivable backed facility and is additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement is not subject to any restrictive financial covenants. At year end, we had a maximum of approximately $550,000 available under the Credit Agreement, with the actual borrowings based on 90% of eligible accounts receivable. The balance on the line of credit was $3,948,000, $2,563,000 and $1,310,000 as of September 2, 2006, August 31, 2005 and 2004, respectively. The Credit Agreement as amended on July 7, 2005 bears an interest rate of Prime plus 2.75% (9% as of August 31, 2005 and 11% as of September 2, 2006). There is also an immediate discount of .85% for processing. Prior to July 7, 2005, borrowings under the facility required an immediate processing fee of 0.50% of each assigned amount, a daily per diem equal to 1/25% on any uncollected accounts receivable. Borrowings are reduced as collections and payments are received into a lock box by the bank. In Fiscal 2004, the effective interest rate based on our average DSO of 55 days would be 17.9% annualized. This rate was approximately the same in Fiscal 2005 prior to the amendment in July. The effective borrowing rate subsequent to that amendment was approximately 9%. As of the September 2, 2006, the Company is in compliance with all covenants of the Credit Agreement. See Subsequent Event footnote for discussion regarding the subsequent payoff of the balance under this Credit Agreement.

In March 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007, and has an early call provision for default. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of September 2, 2006 was approximately 11%. As of September 2, 2006, the balance outstanding on the Line of Credit was $2,000,000. The Company was in compliance with all covenants of the Line of Credit as of September 2, 2006.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8

Income Taxes

Income tax expense (benefit) for the fiscal years ended September 2, 2006, August 31, 2005, and August 31, 2004 consisted of the following:

Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004
(In thousands)

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred	—	—	—

Income tax expense (benefit)	$—	$—	$—

Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004

Federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State income tax rate (net of federal tax effect)	5.2	—	—
Reversal of reserve for contingencies	—	—	—
Change in valuation allowance	(43.3)	34.0	34.0
Other	4.1	—	—

Effective tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 2, 2006 and August 31, 2005 are as follows:

	Fiscal Year Ended
	September 2,	August 31,
	2006	2005
	(In thousands)

Deferred tax assets (current):
Receivables	$46	$59
Inventories	402	365
Accrued liabilities	382	393

	830	817

Deferred tax assets (long-term):
Net operating loss carry-forward	8,929	6,423
Capital loss carry-forward	235	235
Licensing agreement reserve	196	196
Stock based compensation	188	—
Other	189	270

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	September 2,	August 31,
	2006	2005
	(In thousands)

Gross deferred tax assets (long-term)	9,737	7,124
Less: Deferred tax assets valuation allowance	(9,821)	(7,195)

Net deferred tax assets (long-term)	(84)	(71)

Deferred tax liabilities (long-term):
Property and equipment	(746)	(746)

Net deferred tax liabilities (long-term)	(746)	(746)

Net deferred tax asset	$—	$—

The Company has federal and state net operating loss carry-forwards at September 2, 2006, of approximately $23.1 and $13.7 million, respectively, which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2012 through 2026. Under the Tax Reform Act of 1986, the utilization of this tax loss carry-forward may be limited as a result of significant changes in ownership. In addition, the Company has a capital loss carry-forward of $691,000 which is available to offset any future capital gains. If not used, this carry-forward will expire in 2007.

The valuation allowance for deferred tax assets as of September 2, 2006, was $9,821,000 and as of August 31, 2005, was $7,195,000. The total valuation allowance for the fiscal year ended September 2, 2006 increased by $2,626,000 and decreased in Fiscal 2005 by $447,000. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Note 9

Stock Benefit Plans

1998 Plan.  Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common stock on the date of the grant. At September 2, 2006, the number of shares available for grant under the 1998 Plan was 806,000.

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

Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During our fiscal years ended September 2, 2006, August 31, 2005 and August 31, 2004, 0, 37,000 and 83,314 shares at prices of $0, $2.50 and $1.62, respectively, were purchased under the 1989 Plan in connection with

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the employee stock purchase plan. At September 2, 2006, the number of shares available for grant under the 1989 Plan was 30,000.

Directors’ Plan.  During Fiscal 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors (the “Director’s Plan”). Under the Director’s Plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective each year upon adjournment of the annual shareholders’ meeting at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. Options to purchase 30,000 shares, in the aggregate, were granted annually to three non-employee directors at $3.40 and $2.16 during fiscal years ended August 31, 2004 and 2003, respectively. At August 31, 2005 and continuing through September 2, 2006, there were no shares available for grant. An additional option to purchase 10,000 shares were granted to a non-employee director at $3.40 during our fiscal year ended August 31, 2004, from the 1998 Plan as the Director’s Plan did not have shares remaining to grant.

2005 HEI, Inc. Employee Stock Purchase Plan.  During Fiscal 2006, the shareholders approved the 2005 HEI, Inc. Employee Stock Purchase Plan, which includes a total of 300,000 shares of the Company’s Common Stock reserved for issuance under the Plan. The purpose of the Plan is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and paying for such purchases through periodic payroll deductions. No shares were purchased under this Plan in Fiscal 2006.

Eligibility.  Any employee of the Company (or any designated subsidiary) whose customary employment is for more than five (5) months per calendar year and for more than thirty-two (32) hours per week and who has been employed for at least six (6) months at the start of an offering period is eligible to participate in the Plan. Employees become participants under the Plan by delivering to the Company an enrollment form authorizing payroll deductions within a specified period of time prior to the commencement of each offering period. No employee is permitted to purchase Common Stock under the Plan if such employee owns more than five percent (5%) of the total combined voting power or value of all classes of stock of the Company or any parent or subsidiary of the Company (including shares which may be purchased under the Plan or pursuant to any other options). In addition, no employee is entitled to purchase more than $25,000 worth of shares in any calendar year or more than 15,000 shares in any offering period.

Contribution Period.  During each calendar year, two (2) offering periods, each with a duration of six (6) months, will commence on March 1 and October 1. Each offering period contains a six-month contribution period, with purchases occurring at the end of each six-month contribution period. The first offering and contribution periods commenced on March 1, 2006 through August 31, 2006.

Purchase Price.  The price of each share of Common Stock purchased under the Plan will be ninety-five percent (95%) of the lower of (i) the fair market value per share of Common Stock on the last trading day of the offering period or (ii) the fair market value per share of Common Stock on the last trading day before the offering date. The purchase price of the shares is accumulated by payroll deductions over each contribution period. The deductions may not exceed 10% of an employee’s compensation and no more than 15,000 shares may be purchased on any purchase date. All payroll deductions of a participant are credited to his or her account under the Plan and such funds may be used by the Company for any corporate purpose.

Change of Control.  Under the terms and conditions of the Company’s 1989 Plan and the Director’s Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a vesting of all unexercised stock options. Under the 2005 HEI, Inc. Employee Stock Purchase Plan, in the event of a change of control, all offering periods and contribution periods will terminate and each outstanding purchase right will be exercised.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Activity.  The following is a summary of all activity involving the above stock option plans:

		Weighted
		Average
	Options	Exercise Price	Aggregate Intrinsic
	Outstanding	Per Share	Value

Balance, August 31, 2003	1,399,600	$7.02

Granted	577,814	2.77
Exercised	(83,314)	1.62
Cancelled	(448,000)	8.78

Balance, August 31, 2004	1,446,100	5.05

Granted	384,000	2.96
Exercised	—	—
Cancelled	(173,125)	5.01

Balance, August 31, 2005	1,656,975	4.59

Granted	5,000	3.69
Exercised	(25,000)	1.87
Cancelled	(300,000)	3.87

Balance, September 2, 2006	1,336,975	$4.80	$915,000

Options exercisable	857,250	$5.47	$638,650

The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $2.76 as of September 2, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 2, 2006 was 437,500.

During the fourth quarter of Fiscal 2005, the Board of Directors voted to accelerate the vesting of all stock options outstanding to employees that were issued in Fiscal 1999, 2000, 2001 and 2002 so that all were 100% exercisable as of July 1, 2005. As defined in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” it was determined that there was no compensation expense as a result of the acceleration of the vesting of the outstanding options. Options that were exercisable as of September 2, 2006, August 31, 2005 and 2004 were 857,250, 815,325 and 594,988, respectively. The average exercise price of exercisable options at September 2, 2006, August 31, 2005 and 2004 was $5.47, $5.92 and $5.85, respectively.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of September 2, 2006:

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$1.28-1.68	200,000	$1.58	6.87	175,000	$1.63
$1.98-2.75	237,500	2.46	7.61	142,500	2.48
$2.99-3.79	439,500	3.22	8.00	125,525	3.22
$4.38-5.95	183,925	5.52	3.31	161,925	5.46
$6.43-9.00	88,200	7.47	5.25	88,200	7.47
$10.75-13.88	177,850	12.65	3.85	154,100	12.53
$14.56-20.38	10,000	17.47	3.93	10,000	17.47

	1,336,975	$4.80	6.35	857,250	$5.47

The weighted average grant-date fair value of options granted during our fiscal years ended September 2, 2006, August 31, 2005, August 31, 2004, was $1.87, $2.15 and $1.96, respectively. The weighted average fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004

Risk-free interest rates	4.50%	3.72%	2.74% to 3.74%
Expected life	4 years	8 years	5 to 10 years
Volatility	61%	72%	73%
Expected dividends	None	None	None

Common Stock Warrants.  In May, 2005, the Company issued five year warrants to purchase 527,152 shares of common stock at an exercise price of $3.05 in connection with a private equity offering. In February 2004, the Company issued warrants to purchase 424,800 share of common stock at an exercise price of $3.72 in connection a private equity placement. These warrants vested immediately and expire five years from date of grant. In August 2001, the Company issued 47,500 Warrants in connection with a financing transaction. These warrants vested immediately at an exercise price of $8.05 per share of Common Stock and expired August 2006.

Restricted Stock Awards.  Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years,

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using straight line vesting. A summary of the Company’s restricted stock activity for the Fiscal year ended September 2, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Shares	Value	Term

Unvested, beginning of period	—	$—
Granted	79,800	3.26
Vested	—	—
Forfeited	(21,000)	3.32

Unvested, end of period	58,800	$3.24	3.37 years

As of September 2, 2006, there was $166,000 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average period of 3.37 years.

Note 10

Net Income (Loss) Per Share Computation

The components of net income (loss) per basic and diluted share are as follows:

	Fiscal Year Ended
	September 2,	August 31,	August 31,
	2006	2005	2004
	(In thousand, except share data)

Basic:
Net income (loss)	$(6,057)	$355	$(7,009)
Loss attributable to common shareholders	$(6,057)	$(717)	$(7,009)
Net income (loss) per share	$(0.64)	$0.04	$(0.90)
Deemed dividend on convertible preferred stock	$—	$(0.13)	$—

Loss attributable to common shareholders per share	$(0.64)	$(0.09)	$(0.90)

Weighted average number of common shares outstanding	9,469,000	8,382,000	7,745,000
Diluted:
Net income (loss)	$(6,057)	$355	$(7,009)
Loss attributable to common shareholders	$(6,057)	$(717)	$(7,009)
Net income (loss) per share	$(0.64)	$0.04	$(0.90)
Deemed dividend on convertible preferred stock	$—	$(0.13)	$—

Loss attributable to common shareholders per share	$(0.64)	$(0.09)	$(0.90)

Weighted average number of common shares outstanding	9,469,000	8,382,000	7,745,000
Effect of convertible preferred stock	—	382,000	—
Effect of dilutive stock options	—	194,000	—

Weighted average shares assuming dilution	9,469,000	8,958,000	7,745,000

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 2,289,000, 1,646,000 and 1,918,400 shares under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for our fiscal years ended September 2, 2006, August 31, 2005, and August 31, 2004, respectively.

Note 11

Equity Offerings and Deemed Dividend

Sale of Convertible Preferred Stock

On May 9, 2005, we completed the sale of 130,538 shares of our Series A convertible preferred stock, referred to as preferred stock, in a private placement to a group of institutional and accredited investors. Gross proceeds to us from the offering were $3.4 million. Each share of preferred stock is convertible into ten shares of our common stock, which in the aggregate would represent an additional 1,305,380 shares of common stock. Through September 2, 2006, 985,380 shares of common stock have been issued in connection with the conversion of 98,538 shares of Convertible Preferred Stock.

The purchase price of the preferred stock was $26.00 per share. In connection with the financing, we also issued to the investors and the agent five-year warrants to purchase up to 527,152 shares of common stock at an exercise price of $3.05 per share. If the warrant holders exercise the warrants in full we would receive an additional approximately $1.6 million in cash proceeds. There are no dividend, coupon or redemption rights associated with our preferred stock; however our preferred stock includes a liquidation preference. The Convertible Preferred Shares have voting rights on an “as if” converted basis. We agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on The NASDAQ Global Market. We issued warrants to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share as compensation to the placement agent who assisted in the private placement.

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

Deemed Dividend on Convertible Preferred Stock

In view of the fact that the preferred stock contains an embedded beneficial conversion feature, we recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended May 28, 2005. This non-cash dividend is to reflect the implied economic value to the preferred shareholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850,000 was recorded as equity. The fair value allocated to the preferred stock of $2,550,000 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072,000 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. We have treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net income (loss) to “loss available to common shareholders.”

Private Placement of Common Stock

On February 13, 2004, we sold 1,180,000 shares of our Common Stock together with five-year warrants to purchase up to 354,000 shares of our common stock at an exercise price of $3.72 per share in a private placement to a group of 18 institutional and accredited investors. We received gross proceeds of $3,540,000, excluding

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction costs of $301,000, for the shares and warrants sold, which will be used to increase working capital and for future capital expenditures. The shares and warrants were sold in reliance on the exemption afforded under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. We paid a 6% underwriting discount in connection with the sale and the placement agent, ThinkEquity Partners, LLC, also received warrants to purchase up to 70,800 shares of our common stock at an exercise price of $3.72 per share as additional compensation for the private placement.

Note 12

Notes Receivable — Related Parties — Officers and Former Directors

In Fiscal 2001, the Company recorded notes receivable of $1,266,000 from certain officers and directors in connection with the exercise of stock options. The balance due as of August 31, 2005 was $207,000, of which $101,000 was due from the Chief Executive Officer and $106,000 was due from former directors. Total payments of $139,000 were received on April 2, 2006. The remaining balance of $68,000 from Edwin W. Finch, III, a former director, was rescheduled to be repaid by January 2, 2007. As of September 2, 2006, the amounts owed on these notes was $68,000 which is presented as a reduction to shareholders’ equity at September 2, 2006, and the interest due the Company on these notes was $3,000. Both amounts are payable January 2, 2007.

Note 13

Litigation Recoveries

On June 30, 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman, in the State of Minnesota, Hennepin County District Court, Fourth Judicial District. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. On August 12, 2003, we obtained a judgment against Mr. Fant on the breach of contract count in the amount of approximately $606,000. On November 24, 2003, the Court granted an additional judgment to us against Mr. Fant in the amount of approximately $993,000 on the basis of our conversion, breach of fiduciary duty, unjust enrichment and corporate waste claims. On March 29, 2004, we obtained a third judgment against Mr. Fant relating to our claims for damages for conversion, breach of fiduciary duty, and our legal and special investigation costs in the amount of approximately $656,000. The total combined judgment against Mr. Fant was approximately $2,255,000, excluding interest.

During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of common stock previously held by Mr. Fant, approximately $1,842,000 of recoveries which have served to partially reduce our total judgment against Mr. Fant. In Fiscal 2005 and 2004 we recognized $481,000 and $1,361,000 of these recoveries, respectively. Mr. Fant filed for bankruptcy protection on October 14, 2005, but on December 1, 2005, the Bankruptcy Court dismissed the case with prejudice because adequate schedules were not filed. The Company will continue to seek to collect additional amounts from Mr. Fant. At this time, it is not possible to determine whether collection of additional amounts is possible.

Note 14

Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During our fiscal years ended September 2, 2006, August 31, 2005, and August 31, 2004, the Company contributed $225,000, $93,000 and $105,000, respectively to the plan.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15

Commitments and Contingencies

We lease a 13,200 square foot production facility in Tempe, Arizona for our high density flexible substrates business. The lease extends through July 31, 2010. Base rent is approximately $100,000 per year. We lease one property in Minnesota: a 15,173 square foot facility in Chanhassen, Minnesota, for our RFID business. The Chanhassen facility is leased through August 31, 2012 with an option to extend it an additional four years. Base rent is $96,629 per year. In addition to the base rent we pay our proportionate share of common area maintenance expenses estimated to be $59,023 per year.

We lease a 152,002 square foot facility in Boulder, Colorado for our AMO. Our base rent is approximately $1,443,000 for Fiscal 2007. In addition to the base rent we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy 103,998 square feet of the facility and 26,797 are vacant. In April 2005, we entered into a ten year sublease agreement for 21,207 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company of approximately $281,000 per year commenced November 2006. We are continuing to look for sublease tenants for the remaining 26,797 square feet of vacant space.

Our Boulder lease provided for the refund of $1,350,000 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, derived in accordance with GAAP and verified by an independent third party accountant and delivery to our landlord of the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. In November 2005, we delivered the required documents and a certificate for 100,000 shares of our stock. On November 23, 2005, we received the $1,350,000 refund. The value of the additional stock consideration issued to our landlord was $336,000 and is being amortized over the remaining term of our lease.

Total rent expense for the years ended September 2, 2006, August 31, 2005, and August 31, 2004 including common area costs and real estate taxes was $2,156,000, $1,524,000 and $2,045,000, respectively.

The operating lease and other contractual commitments, future minimum lease payments, net of payments received from subleases and excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

Minimum Operating
Fiscal Year Ending	Lease Commitments
(In thousands)

2007	$1,847
2008	1,890
2009	1,881
2010	1,836
2011	1,775
Thereafter	15,163

Total minimum lease payments	$24,392

The Company had an employment agreement with the Company’s former chief executive officer who also served on the board. The Agreement provides for severance payments subject to certain conditions and events for up to 18 months of his salary at the time of termination. The Agreement was terminated subsequent to the close of the current fiscal year — See Subsequent Events footnote for further discussion.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16

Major Customers, Concentration of Credit Risk and Geographic Data

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Fiscal Year Ended
	2006	2005	2004

Crystalaid	14%	—	—
GE Medical Systems	9%	12%	17%

Total	23%	12%	17%

Accounts receivable from these customers represented 18%, 10% and 8% of the total accounts receivable at September 2, 2006, August 31, 2005, and August 31, 2004, respectively. In addition, accounts receivable from two other customers represented 13% and 12% of total accounts receivable at September 2, 2006 and 11% and 11% of total accounts receivable at August 31, 2005.

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

Note 17

Geographic Data

Sales to customers by geographic region as a percentage of net sales are as follows:

	Fiscal Year Ended
	September 2, 2006		August 31, 2005		August 31, 2004
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	(In thousands)		(In thousands)		(In thousands)

United States	$37,699	72%	$39,498	70%	$31,974	74%
Canada/Mexico	1,469	3%	3,661	6%	2,694	6%
Europe	5,340	10%	5,863	10%	4,025	9%
Asia-Pacific	8,081	15%	7,361	13%	4,588	11%
South America	42	0%	248	0%	39	0%

Total	$52,631	100%	$56,631	100%	$43,320	100%

Note 18

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for Fiscal 2006, 2005 and 2004 was as follows, in thousands:

	Fiscal 2006
		Microelectronics	Advanced Medical
	Corporate	Operations	Operations	Total

Net sales	$—	$34,753	$17,878	$52,631
Gross profit	—	6,309	1,653	7,962
Operating expense	7,400	4,283	1,518	13,201
Operating income (loss)	(7,400)	2,026	135	(5,239)
Total assets	—	20,575	5,467	26,042
Depreciation and amortization	—	2,135	338	2,473
Capital expenditures	—	637	318	955

	Fiscal 2005
		Microelectronics	Advanced Medical
	Corporate	Operations	Operations	Total

Net sales	$—	$33,377	$23,254	$56,631
Gross profit	—	6,669	4,915	11,584
Operating expense	7,046	2,377	1,924	11,347
Operating income (loss)	(7,046)	3,613	3,670	237
Total assets	—	18,260	9,417	27,677
Depreciation and amortization	—	2,049	405	2,454
Capital expenditures	—	1,195	119	1,314

	Fiscal 2004
		Microelectronics	Advanced Medical
	Corporate	Operations	Operations	Total

Net sales	$—	$22,748	$20,572	$43,320
Gross profit	—	158	3,965	4,123
Operating expense	6,309	2,206	4,122	12,637
Operating income (loss)	(6,309)	(2,048)	(157)	(8,514)
Total assets	—	15,846	9,266	25,112
Depreciation and amortization	—	2,405	457	2,862
Capital expenditures	—	593	150	743

Note 19

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

Note 20

Subsequent Events

On October 20, 2006 Mr. Mack V. Traynor III resigned as the Company’s Chief Executive Officer and President and as a member of the Company’s Board of Directors. Mr. Traynor’s action did not involve a

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disagreement with the Company on any matter relating to the Company’s operations, policies or practices or any financial or accounting matter. A Severance and Release Agreement was entered into in connection with the resignation pursuant to which, among other things, Mr. Traynor was paid $145,000 upon the expiration of applicable statutory waiting periods. See Severance and Release Agreement dated October 20, 2006 filed as an exhibit with this Annual Report on Form 10-K.

Effective October 20, 2006, the Company appointed the Company’s Chief Financial Officer Mark B. Thomas as its Chief Executive Officer. Following the appointment, Mr. Thomas became the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Thomas is employed on a full time, at will basis at a salary for both positions equal to $18,750 per month ($225,000 on an annual basis). Mr. Thomas will also be eligible for an incentive bonus based on the performance of the Company over the next fiscal year in an amount determined by the Board of Directors, in its sole discretion. The Board of Directors will determine whether such a bonus is appropriate and the target amount of the bonus payment is twenty (20%) percent of employee’s base salary. Mr. Thomas has served as the Chief Financial Officer of the Company since July 12, 2006.

On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan are evidenced by a promissory note (the “Note”) and a security agreement. The Note has an original principal amount of $5,000,000, requires the Company to pay monthly installments of interest, and is due and payable on November 2, 2007. The unpaid principal of the Note can be repaid at any time without prepayment penalty or premium. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum.

Pursuant to the terms of the security agreement by and between the Company and Mr. Leahy dated November 3, 2006 (the “Security Agreement”), and subject to prior liens, the Company granted Mr. Leahy a security interest in any and all inventory, accounts, prepaid insurance, supplies, patents, patent rights, copyrights, trademarks, trade names, goodwill, royalty rights, franchise rights, chattel paper, license rights, documents, instruments, general intangibles, payment intangibles, letter of credit rights, investment property, deposit accounts and any and all other goods, now owned or subsequently acquired by the Company, wherever located, to secure the Company’s payment obligations under the Note. There are no covenants associated with the loan.

The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under its accounts receiveable agreement with Beacon Bank of Shorewood, Minnesota dated May 29, 2003, as amended. The Company remainder of the proceeds are available for general working capital needs.

Note 21

Summary of Quarterly Operating Results (Unaudited)

A summary of the quarterly operating results for Fiscal 2006 and 2005 is as follows (unaudited):

Fiscal Year 2006	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$13,787	$11,718	$13,219	$13,907
Gross profit	2,724	1,746	2,438	1,054
Operating income (loss)	(532)	(1,588)	(871)	(2,248)
Net loss	$(630)	$(1,688)	$(1,111)	$(2,628)

Net loss per share
Basic	$(0.07)	$(0.18)	$(0.12)	$(0.27)
Diluted	$(0.07)	$(0.18)	$(0.12)	$(0.27)

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2005	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$14,071	$13,736	$13,755	$15,068
Gross profit	2,956	2,867	2,570	3,191
Operating income (loss)	77	(411)	185	387
Net income (loss)	415	(537)	273	204
Deemed dividend	—	—	(1,072)	—

Loss attributable to common shareholders	$415	(537)	$(799)	$204

Net income (loss) per share:
Basic and Diluted:
Net income (loss)	$0.05	$(0.06)	$0.03	$0.02
Deemed dividend	—	—	$(0.13)	—

Loss attributable to common shareholders	$0.05	$(0.06)	$(0.10)	$0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
HEI, Inc. and subsidiaries
Victoria, MN

We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of September 2, 2006 and August 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective September 1, 2005, HEI, Inc. and subsidiaries adopted Financial Accounting Standards Board Statement No. 123(R), “Shared Based Payment.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of September 2, 2006 and August 31, 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors
HEI, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of HEI, Inc. and subsidiaries for the year ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HEI, Inc. and subsidiaries for the year ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Minneapolis, Minnesota
January 12, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

In 2006 and 2005, there were (i) no disagreements with Virchow Krause & Company, LLP (“Virchow Krause”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Virchow Krause, would have caused Virchow Krause to make reference to the subject matter in connection with their opinion on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

KPMG LLP (“KPMG”) served as our principal accountants in Fiscal 2004. On October 1, 2004, we received verbal notification from representatives of KPMG of their decision not to stand for re-election as our independent registered public accounting firm for Fiscal 2005, and that, as a result, our client-auditor relationship with KPMG would cease upon completion of the audit of our consolidated financial statements for Fiscal 2004, and the filing of our Annual Report on Form 10-K for Fiscal 2004, which occurred January 13, 2005.

The report of KPMG on our consolidated statements of operations, shareholders’ equity and cash flows for the year ended Fiscal 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such consolidated financial statements qualified or modified as to uncertainty, audit scope or accounting principles.

During Fiscal 2004 and through January 13, 2005, there were (i) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter in connection with their opinion on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that:

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

A letter from KPMG was previously filed as an exhibit to our August 31, 2004 Annual Report on Form 10-K in accordance with Item 304 (A)(3) of Regulation S-X.

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

During the course of the audit of the consolidated financial statements for Fiscal 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, did not identify any deficiencies in internal controls which were considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants.

There were no changes in our system of internal controls during the fourth quarter of Fiscal 2006. In July 2006, Mark Thomas replaced Timothy Clayton as the Company’s Chief Financial Officer. Subsequent to the end of Fiscal 2006, Mark Thomas also became the Company’s Chief Executive Officer upon the resignation of Mack Traynor.

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

Our management team, including our Chief Executive Officer/Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our

Company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, as recently revised, which presently call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2007.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required under this item will be contained in our 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this item will be contained in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters.

Information required under this item will be contained in our 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required under this item will be contained in our 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required under this item will be contained in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements — See Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits:

2.1		Purchase Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
2.2		Registration Rights Agreement, dated as of January 24, 2003, by and between HEI, Inc. and Colorado MEDtech, Inc.	Note 1
3.1		Amended and Restated Articles of Incorporation of HEI, Inc.	Note 2
3.2		Amended and Restated Bylaws of HEI, Inc.	Note 2
3.3		Amendments to the Amended and Restated Bylaws of HEI, Inc., effective as of March 19, 2003	Note 10
3.4		Articles of Amendment of the Amended and Restated Articles of Incorporation of HEI, Inc.	Note 21
3.5		Second Amended and Restated Bylaws of HEI, Inc.	Note 22
4.1		Certificate of Designation of Common Stock of HEI, Inc.	Note 11
4.2		Second Certificate of Designation of Common Stock of HEI, Inc.	Note 23
4.3		Certificate of Designation of Series A Convertible Preferred Stock of HEI, Inc.	Note 23
4.4		Form of Stock Certificate for shares of Series A Convertible Preferred Stock of HEI, Inc.	Note 24
*10	.1	Form of Indemnification Agreement between HEI and officers and directors	Note 3
*10	.2	HEI, Inc. 1989 Omnibus Stock Compensation Plan, adopted April 3, 1989, and as Amended and Restated effective November 15, 1991, and as amended effective April 29, 1992, May 11, 1994, and October 31, 1996	Note 4
*10	.3	HEI, Inc. 1998 Stock Option Plan, adopted November 18, 1998, and amended effective January 20, 2000, January 24, 2001, February 20, 2002 and January 12, 2006.	Note 5
*10	.4	HEI, Inc. 1998 Stock Option Plan for Nonemployee Directors, adopted November 18, 1998, and amended effective June 7, 1999 and December 12, 2002.	Note 10
10.5		Registration Rights Agreement, dated August 29, 2001, by and among HEI, Inc. and Certain Investors listed on Exhibit A thereto.	Note 7
10.6		Sample Promissory Note of Certain Officers and Directors in connection with the Exercise of Stock Options.	Note 6
10.7		Lease, dated as of January 7, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 8
10.8		First Addendum to Lease, dated September 12, 2002, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 8
10.9		Second Addendum to Lease, dated January 23, 2003, by and between Eastside Properties, LLC and Colorado MEDtech, Inc., subsequently assigned to HEI, Inc.	Note 8
10.10		Agreement Regarding Additional Security Deposit, undated, by and between Eastside Properties, Inc. and HEI, Inc.	Note 8
10.11		Letter Agreement, dated May 16, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 9
10.12		Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 9
10.13		Note Prepayment Agreement, dated October 15, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 10
10.14		Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 10
10.15		Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.	Note 10
10.16		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 10

10.17		Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 10
10.18		Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 10
10.19		Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group, Inc.	Note 10
10.20		Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 10
10.21		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 10
10.22		Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 10
10.23		Asset Purchase Agreement, dated October 31, 2003, by HEI, Inc. and MKS Instruments, Inc.	Note 10
10.24		Amendment dated December 12, 2003, to Accounts Receivable Agreement, dated May 29, 2003, by and among HEI, Inc. and Beacon Bank.	Note 10
10.25		Registration Rights Agreement, dated as of November 5, 2003, between HEI, Inc. and Whitebox Hedged High Yield Partners.	Note 12
10.26		Stock Purchase Agreement, dated February 13, 2004, by and among HEI, Inc. and the Investors listed on Exhibit A thereto.	Note 13
10.27		Registration Rights Agreement, dated February 13, 2004, by and among HEI, Inc. and the Purchasers listed on Exhibit A thereto.	Note 13
10.28		Form of Registration Rights Agreement, dated as of February 23, 2004, among HEI, Inc. and the Purchasers of an aggregate of 251,380 shares of HEI, Inc.	Note 12
10.29		Form of Registration Rights Agreement, dated as of May 7, 2004, among HEI, Inc. and the Purchasers of an aggregate of 631,524 shares of HEI, Inc.	Note 11
10.30		Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 17
10.31		Lease Agreement, dated October 1, 2004, by and between HEI, Inc. and Boulder Investors LLC.	Note 14
10.32		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Bank.	Note 15
10.33		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 15
10.34		Amendment dated December 7, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, and July 1, 2004, by and among HEI, Inc. and Beacon Bank.	Note 16
*10	.35	Employment Agreement, dated April 19, 2004, between HEI Inc. and Mack Traynor.	Note 18
10.36		Amendment dated July 7, 2005, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on July 1, 2004 and December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 25
10.37		Consulting Agreement, dated January 12, 2005, between Emerging Capital and HEI, Inc.	Note 20
10.38		Letter from KPMG, LLP to the Securities and Exchange Commission dated December 21, 2004	Note 19
10.39		Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Bank.	Note 26
10.40		Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 26
10.41		Notice, Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Beacon Bank.	Note 26
10.42		Amendment dated January 12, 2005 to the Accounts Receivable Agreement dated May 29, 2003, and previously amended December 12, 2003, July 1, 2004, December 7, 2004 and December 29, 2004 by and between HEI, Inc. and Beacon Bank.	Note 27

10.43		Waiver and Release Agreement dated January 26, 2005 between HEI, Inc. and Douglas Nesbit.	Note 28
*10	.44	Engagement Letter dated January 12, 2005, effective as of February 28, 2005, between HEI, Inc. and Emerging Capital.	Note 29
*10	.45	HEI, Inc. 2006 Nonemployee Director Stock Purchase Plan, dated January 13, 2006.	Note 30
*10	.46	Nonemployee Director Stock Purchase Agreement.	Note 30
10.47		Form of Commercial Loan Agreement and Note dated as of April 18, 2006 by and between HEI, Inc. and Beacon Bank.	Note 31
10.48		Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Bank.	Note 32
10.49		Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 32
10.50		Waiver dated as of May 27, 2006 by and between HEI, Inc. and Commerce Leasing Corporation, a division of Commerce Financial Group, Inc.	Note 32
*10	.51	Independent Contractor Agreement dated June 26, 2006 between HEI, Inc. and Mark Thomas Enterprises, LLC.	Note 33
*10	.52	Employment Agreement dated July 10, 2006 between HEI, Inc. and Nina Anderson.	Note 34
*10	.53	Employment Agreement dated July 10, 2006 between HEI, Inc. and Scott Stole.	Note 34
†*10	.54	Severance and Release Agreement dated October 20, 2006 between HEI, Inc. and Mack V. Traynor III
*10	.55	Promissory Note dated November 3, 2006 made payable to Thomas F. Leahy in the original principal amount of $5,000,000.	Note 35
*10	.56	2005 Employee Stock Purchase Plan.	Note 36
†*10	.57	2006 Amendment to 1998 Stock Option Plan.
†21		Subsidiaries of the Registrant.
† 23.1		Consent of Virchow, Krause & Company, LLP
†23	.2	Consent of KPMG LLP.
†31	.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission on April 10, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-115982), filed with the Securities and Exchange Commission on May 28, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-113419), filed with the Securities and Exchange Commission on March 9, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission on February 19, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

(15)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(19)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2005, and incorporated herein by reference.

(21)	Form of which was filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005

(22)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 8, 2005.

(23)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on May 11, 2005.

(24)	Filed as Exhibit 3.6 to the Registration Statement on Form S-1 filed with the SEC on June 23, 2005.

(25)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference.

(26)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 5, 2005.

(27)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2005.

(28)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on February 1, 2005.

(29)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on March 4, 2005.

(30)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2006.

(31)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 18, 2006.

(32)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 22, 2006.

(33)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 30, 2006.

(34)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 11, 2006.

(35)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 3, 2006.

(36)	Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005.

*	Denotes management contract or compensation plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEI, INC.

By:	/s/ MARK B. THOMAS
Mark B. Thomas
Principal Executive Officer and Principal Financial Officer

Date: November 30, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ THOMAS F. LEAHY Thomas F. Leahy	Director	November 30, 2006

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	November 30, 2006

/s/ MICHAEL J. EVERS Michael J. Evers	Director	November 30, 2006

/s/ GEORGE M. HEENAN George M. Heenan	Director	November 30, 2006

/s/ ROBERT W. HELLER Robert W. Heller	Director	November 30, 2006

/s/ MARK B. THOMAS Mark B. Thomas	Principal Executive Officer and Principal Financial Officer	November 30, 2006

INDEX TO EXHIBITS

The following exhibits are filed with this annual Report on Form 10-K:

10.54	Severance and Release Agreement dated October 20, 2006 between HEI, Inc. and Mack V. Traynor III
10.57	2006 Amendment to 1998 Stock Option Plan
21	Subsidiaries of the Registrant
23.1	Consent of Virchow, Krause & Company, LLP
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.