Form 10-Q
period 2006-12-02
HEI INC
filed 2007-01-16
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 2, 2006.

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 12, 2007, 9,504,567 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets

	December 2 ,	September 2,
	2006	2006
	(Unaudited)	(Audited)
	(In thousands
	except per share and share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,191	$674
Accounts receivable, net of allowance for doubtful accounts of $124	7,946	9,205
Inventories	7,245	7,000
Deferred income taxes	830	830
Other current assets	274	316

Total current assets	18,486	18,025

Property and equipment:
Land	216	216
Building and improvements	4,374	4,374
Fixtures and equipment	24,467	24,406
Accumulated depreciation	(21,837)	(21,279)

Net property and equipment	7,220	7,717

Security deposit	550	550
Other long-term assets	547	580

Total assets	$26,803	$26,872

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,500	$5,948
Related party note payable	5,000	—
Current maturities of long-term debt	1,024	1,038
Accounts payable	4,393	3,735
Accrued liabilities	3,295	2,772

Total current liabilities	15,212	13,493

Deferred income taxes	830	830
Other long-term liabilities, less current maturities	942	961
Long-term debt, less current maturities	2,590	2,824

Total other long-term liabilities, less current maturities	4,362	4,615

Total liabilities	19,574	18,108

Commitments and contingencies Shareholders’ equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding at both December 2, 2006 and September 2, 2006; liquidation preference at $26 per share (total liquidation preference $832,000) at both December 2, 2006 and September 2, 2006	2	2
Common stock, $.05 par; 20,000,000 shares authorized; 9,545,000 shares issued and 9,504,000 shares outstanding at both December 2, 2006 and September 2, 2006	475	475
Paid-in capital	27,637	27,581
Accumulated deficit	(20,834)	(19,226)
Notes receivable-related parties-officers and former directors	(51)	(68)

Total shareholders’ equity	7,229	8,764

Total liabilities and shareholders’ equity	$26,803	$26,872

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 2, 2006	November 26, 2005
	(In thousands
	Except per share and share data)
Net sales	$12,945	$13,787
Cost of sales	11,497	11,063

Gross profit	1,448	2,724

Operating expenses:
Selling, general and administrative	1,948	2,163
Research, development and engineering	755	1,093

Total operating expenses	2,703	3,256

Operating loss	(1,255)	(532)

Other income (expenses):
Interest expense, net	(360)	(127)
Other income (expense), net	7	29

Net loss	$(1,608)	$(630)

Net loss per common share:
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

Weighted average common shares outstanding:
Basic	9,505,000	9,400,000
Diluted	9,505,000	9,400,000
See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 2, 2006	November 26, 2005
	(In thousands)
Cash flow from operating activities:
Net loss	$(1,608)	$(630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	585
Stock based compensation expense	56	116
Changes in operating assets and liabilities:
Accounts receivable	1,259	1,051
Inventories	(245)	247
Other current assets	42	406
Accounts payable	658	(665)
Accrued liabilities and other long-term liabilities	504	(360)

Net cash flow provided by operating activities	1,258	750

Cash flow from investing activities:
Additions to property and equipment	(62)	(58)
Refund of security deposit	—	1,350

Net cash flow provided by (used in) investing activities	(62)	1,292

Cash flow from financing activities:
Officer note repayment	17	—
Repayment of long-term debt	(248)	(147)
Proceeds from note payable – related party	5,000	—
Net repayments on line of credit	(4,448)	(1,420)

Net cash flow provided by (used in) financing activities	321	(1,567)

Net increase in cash and cash equivalents	1,517	475
Cash and cash equivalents, beginning of period	674	351

Cash and cash equivalents, end of period	$2,191	$826

Supplemental disclosures of cash flow information:
Interest paid	$325	$143
Capital lease obligations related to equipment acquisitions	$—	$121
Issuance of common stock to landlord recorded as long-term asset	$—	$336
See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended September 2, 2006 (“Fiscal 2006”). Interim results of operations for the three-month period ended December 2, 2006, may not necessarily be indicative of the results to be expected for the full year.
The unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.
Our quarterly periods end on the Saturday closest to the end of each quarter of our fiscal year. During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2006 ended on September 2, 2006 and fiscal year 2007 will end on September 1, 2007.
Summary of Significant Accounting Policies
Revenue Recognition. Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. We have a limited number of arrangements with customers which require that we retain ownership of inventory until it has been received by the customer or until it is accepted by the customer. There are no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements is recognized upon receipt by the customer, upon acceptance by the customer or when the inventory is utilized by the customer in its manufacturing process. Our Advanced Medical Operations (“AMO”) segment provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.
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
Inventories. Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in-first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer POs, in which case excess or obsolete inventory is generally the customers’ responsibility.
Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment was $592,000 and $585,000 for the three months ended December 2, 2006 and November 26, 2005, respectively.
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
(2) Liquidity
We incurred a net loss of $1,608,000 and $630,000 for the three months ended December 2, 2006 and November 26, 2005, respectively. The Company experienced an increase in sales in Fiscal 2005 compared to Fiscal 2004 and anticipated the sales increase to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved during Fiscal 2006 or the first quarter of Fiscal 2007 and cost reductions were not implemented until late in Fiscal 2006, which had little to no impact in reducing the operating loss during Fiscal 2006 and negatively impacted expenses during the first quarter of Fiscal 2007. In addition, during Fiscal 2006, a change in the sales mix at our RFID and AMO segments reduced the overall gross margin contribution on the sales that were achieved. During Fiscal 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000). The operating losses sustained during the quarter ended December 2, 2006 and during Fiscal 2006 have generated a significant strain on our cash resources. We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations.
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of December 2, 2006 was approximately 11%. The weighted average rate was 11% for the three months ended December 2, 2006. As of December 2, 2006, the balance outstanding on the Line of Credit was $1,500,000. The Company was in compliance with all covenants of the Line of Credit as of December 2, 2006.

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
The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under its accounts receiveable agreement with Beacon Bank of Shorewood, Minnesota dated May 29, 2003, as amended. The remainder of the proceeds are available for general working capital needs.
As a result of these events, at December 2, 2006 our sources of liquidity consisted of $2,191,000 of cash and cash equivalents and approximately $500,000 of borrowing capacity under our Line of Credit. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, the Company began efforts to change its cost structures and operating structures in an effort to reduce costs and begin to focus more heavily on the operational performance of each of our segments. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the fiscal year and negatively impacted the first quarter of Fiscal 2007.
Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was the Company’s Chief Financial Officer and continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus will include:
•	Expanding our sales efforts to existing customers and to find new customers for our products. We plan to accomplish this through the restructuring of our sales staff in Boulder and Victoria and by adding an additional sales person to support our flexible substrate business in Tempe.

•	Focusing on gross margin improvements at all segments. We will accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Refinancing our debt to improve cash flow.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by $1 million by the end of Fiscal 2007.
During Fiscal 2007, we intend to spend approximately $1.0 million for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing.

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
(3) Stock Based Compensation
On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on September 1, 2005 using the modified prospective method.
Stock Options
As more fully described on our annual report for 10-K for the year ended September 2, 2006, we have granted stock options over the years to employees and directors under various shareholder approved stock plans. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees. As of December 2, 2006 and September 2, 2006, respectively, 1,005,650 and 1,336,975 stock options were outstanding. We recognized compensation expense of $48,000 ($0.01 per share) for the quarter ended December 2, 2006 and $116,000 ($0.01 per share) for the comparative quarter ended November 26, 2005. The expense recognized of $48,000 for the quarter ended December 2, 2006 was lower than projected as disclosed as of the fiscal year ended September 2, 2006 due to employee terminations subsequent to the end of the fiscal year that resulted in forfeiture of certain stock options. During the quarter ended December 2, 2006, and November 26, 2005, no new options and 4,000 were granted, respectively.
The amortization of the granted stock options will continue over the remaining vesting lives. The future stock based compensation expense for options as of December 2, 2006 will be approximately $143,000 for the remainder of fiscal year 2007 and $125,000, $42,000, $11,000 and $0 in each of the next four fiscal years, respectively.
Restricted Stock
We awarded restricted stock grants to employees and directors in fiscal year 2006. The restricted stock grants were valued at the stock price on the grant date and vest prorata on the anniversary date over a four year period. As of December 2, 2006 and September 2, 2006, respectively, 40,800 shares and 58,800 of restricted stock remain unvested. During the quarters ended December 2, 2006 and November 26, 2005, no restricted stock was awarded and we recognized compensation expense of $8,000 and $0, respectively.
The amortization of the restricted stock grants will continue over the remaining vesting lives. The future stock based compensation expense for restricted stock as of December 2, 2006 will be approximately $25,000 for the remainder of fiscal year 2007 and $33,000, $33,000, $8,000 and $0 in each of the next four fiscal years, respectively.
(4) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at December 2, 2006 and September 2, 2006:

	December 2,	September 2,
	2006	2006
Inventories:
Purchased parts	$4,867	$4,735
Work in process	811	671
Finished goods	1,567	1,594

	$7,245	$7,000

Accrued liabilities:
Employee related costs (1)	$1,900	$1,346
Accrued lease expenses	652	588
Accrued taxes	328	396
Accrued audit, professional, board, public reporting and interest	219	120
Current maturities of Other long-term liabilities	79	79
Other accrued liabilities	119	243

	$3,295	$2,772

Other long-term liabilities:
Remaining lease obligation, less estimated sublease Proceeds	$503	$513
Unfavorable operating lease, net	518	527

Total	1,021	1,040
Less current maturities	79	79

Total other long-term liabilities	$942	$961

(1)	This total includes Accrued Severance Related Expenses. During the first quarter of 2007, the Company reduced its workforce in an effort to lower its operating expenses. The Company recorded $348,000 in expense for these staff reductions of which $145,000 related to the resignation of the former CEO. At December 2, 2006, the remaining balance of the Accrued Severance Related Expenses was $168,000 and will be paid prior to the end of Fiscal 2007.

(5) Long-Term Debt
Our long-term debt consists of the following:

	December 2,	September 2,
	2006	2006
	(In thousands)
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,116	$1,122
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	284	361
Capital lease obligation; payable in installments of $1 through February 2009; collateralized with certain equipment	17	18
Commercial loans payable in fixed monthly installments of $1 through May 2009; collateralized with certain machinery and equipment	16	17
Capital lease obligations; payable in fixed monthly installments of $16 through July 2008; collateralized with certain machinery and equipment	257	292
Capital lease obligations; payable in fixed monthly installments of $4 through September 2008; collateralized with certain machinery and equipment	78	87
Capital lease obligations; payable in fixed monthly installments of $1 through November 2008; collateralized with certain machinery and equipment	15	17
Capital lease obligations; payable in fixed monthly installments of $4 through January 2009; collateralized with certain machinery and equipment	81	89
Capital lease obligations; payable in fixed monthly installments of $9 with a final payment of approximately $70 due in February 2009; collateralized with certain machinery and equipment	250	268
Capital lease obligations; payable in fixed monthly installments of $2 through March 2009; collateralized with certain machinery and equipment	42	46
Capital lease obligations; payable in fixed monthly installments of $2 with a final payment of approximately $10 due in April 2009; collateralized with certain machinery and equipment	45	48
Capital lease obligations; payable in fixed monthly installments of $10 with a final payment of approximately $72 due in June 2009; collateralized with certain machinery and equipment	306	325
Capital lease obligations; payable in fixed monthly installments of $2 through May 2009; collateralized with certain machinery and equipment	48	52
Capital lease obligations; payable in fixed monthly installments of $3 with a final payment of approximately $18 due in June 2009; collateralized with certain machinery and equipment	98	105
Capital lease obligations; payable in fixed monthly installments of $22 with a final payment of approximately $141 due in November 2009; collateralized with certain machinery and equipment	733	775
Capital lease obligations; payable in fixed monthly installments of $6 with a final payment of approximately $43 due in February 2010; collateralized with certain machinery and equipment	228	240

Total	3,614	3,862
Less current maturities	1,024	1,038

Total long-term debt	$2,590	$2,824

The Company has two separate loans in the original aggregate amount of $2,350,000 under Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first loan, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This loan is secured by our Victoria, Minnesota facility. The term of the first loan is six years with a nominal interest rat of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009. The second loan, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second loan is secured by our Victoria facility and certain equipment located at our Tempe facility. The term of the second loan is four years. The original interest rate on this loan was 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28,000 are paid over a forty-eight month period beginning on October 28, 2003. The interest rate on the Commerce Bank loan agreement was 7.50% as of December 2, 2006. The interest rate on the Commerce Financial Group, Inc. loan agreement was 9.975% as of December 2, 2006.
The Company was not in compliance with the debt service coverage ratio requirement of these two agreements beginning with the quarter ended May 27, 2006. On June 21, 2006, we entered into a Waiver and Amendment dated effective May 27, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of The Commerce Bank Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 14, 2003. The Commerce Bank Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Bank Loan Agreement to re-establish the $100,000 payment reserve account (which amount is included in security deposit on the balance sheet). Also on June 21, 2006, the Company entered into a Waiver and Amendment (the “Commerce Financial Group Amendment”) to waive and amend certain provisions of The Commerce Financial Group Term Loan Agreement dated October 28, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004 and the Promissory Note dated October 28, 2003. The Commerce Financial Group Amendment, among other things: (i) waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending August 31, 2006 and (ii) amended the Commerce Financial Group Loan Agreement to re-establish the $25,000 payment reserve account (which amount is included in security deposit on the balance sheet).
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
The Company is currently in violation of its debt service coverage ratio covenant under its bank and lease agreements with Commerce Bank and Commerce Financial Group. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007 and no demand has been made by the lender for the outstanding principal balances under the Agreements.
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
(6) Line of Credit
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of December 2, 2006 was approximately 11%. The weighted average rate was 11% for the three months ended December 2, 2006. As of December 2, 2006, the balance outstanding on the Line of Credit was $1,500,000. The Company was in compliance with all covenants of the Line of Credit as of December 2, 2006.
(7) Related Party Note Payable
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
The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under its accounts receiveable agreement with Beacon Bank of Shorewood, Minnesota dated May 29, 2003, as amended. The remainder of the proceeds are available for general working capital needs.
(8) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $10,260,000 and $9,821,000 at December 2, 2006 and September 2, 2006, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.
(9) Net Loss per Share Computation
The components of net loss per basic and diluted share are as follows:

	Three Months Ended
	December 2, 2006	November 26, 2005
Basic and Diluted:
Net loss	$(1,608,000)	$(630,000)
Net loss per share	$(0.17)	$(0.07)
Weighted average number of common shares outstanding	9,505,000	9,400,000
Approximately 1,958,000 and 2,662,000 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three-month periods ended December 2, 2006 and November 26, 2005, respectively.
(10) Major Customers
There was one customer where net sales represented 18% of our revenue for the three months ended December 2, 2006. There were two customers where net sales represented over 10% of our revenue for the three months ended November 26, 2005, one customer accounted for 14% and the second customer accounted for 10% of net sales.

As of December 2, 2006 and September 2, 2006, respectively, one customer represented 11% and 18% of our accounts receivable amounts.
(11) Geographic Data (In Thousands)
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended
	December 2, 2006		November 26, 2005
	Dollars	% of Sales	Dollars	% of Sales
United States	$10,311	80%	$9,908	72%

Canada / Mexico	$107	1%	$654	5%

Europe	$1,081	8%	$1,621	12%

Asia-Pacific	$1,438	11%	$1,598	11%

South America	$8	0%	$6	0%

Total	$12,945		$13,787

(12) Segments (In Thousands)
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
Segment information is as follows:

	Three Months Ended December 2, 2006
	Corporate	Microelectronics	Advanced Medical
	Operations	Operations	Operations	Total
Net sales	$—	$8,458	$4,487	$12,945
Gross profit	—	1,189	259	1,448
Operating expense	1,313	1,190	200	2,703
Operating income (loss)	(1,313)	(1)	59	(1,255)
Total assets	—	20,971	5,832	26,803
Depreciation and amortization	—	566	26	592
Capital expenditures	—	15	47	62

	Three Months Ended November 26, 2005
	Corporate	Microelectronics	Advanced Medical
	Operations	Operations	Operations	Total
Net sales	$—	$8,920	$4,867	$13,787
Gross profit	—	1,981	743	2,724
Operating expense	2,144	863	249	3,256
Operating income (loss)	(2,144)	1,118	494	(532)
Total assets	—	18,111	6,917	25,028
Depreciation and amortization	—	482	103	585
Capital expenditures	—	50	8	58
(13) Commitments and Contingencies
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
We lease a 152,002 square foot facility in Boulder, Colorado for our AMO segment. Our base rent is approximately $1,443,000 for Fiscal 2007. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy 103,998 square feet of the facility and 26,797 square feet are vacant. In April 2005, we entered into a ten year sublease agreement for 21,207 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company of approximately $281,000 per year commenced November 2006. We are continuing to look for sublease tenants for the remaining 26,797 square feet of vacant space.
Our Boulder lease provided for the refund of $1,350,000 of our security deposit after completing four consecutive quarters of positive earnings before interest, taxes, depreciation and amortization, derived in accordance with GAAP and verified by an independent third party accountant and delivery to our landlord of the greater of 100,000 shares of our common stock or 0.11% of the outstanding shares of our common stock. In November 2005, we delivered the required documents and a certificate for 100,000 shares of our common stock. On November 23, 2005, we received the $1,350,000 refund. The value of the additional stock consideration issued to our landlord was $336,000 and is being amortized over the remaining term of our lease.
(14) Notes Receivable-Related Parties-Officers and Former Directors
In Fiscal 2001, the Company recorded notes receivable of $1,266,000 from certain officers and directors in connection with the exercise of stock options. The balance due as of September 2, 2006 was $68,000 from Edwin W. Finch, III, a former director. A payment of $17,000 was received during the three months ended December 2, 2006 with the remaining balance of $51,000 due in equal payments on January 2, 2007 and April 2, 2007. The payment due January 2, 2007 has not been received by the Company at the time of this filing, and no reserve has been made for subsequent collectability at this time. As of December 2, 2006, the amount owed on this note was $51,000 which is presented as a reduction to shareholders’ equity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Some of the information included in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The Risk Factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 2, 2006 provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.
This Quarterly Report of Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 2, 2006.
Overview
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
Results of Operations
Three Months Ended December 2, 2006 and November 26, 2005:
Net Sales
Net sales in the first quarter of Fiscal 2007 were $12,945,000, or a decrease of $842,000 or 6% compared to the same prior year period of $13,787,000. The decrease was a result of a lower volume of design and development contacts at the AMO segment and the shift away from some of the legacy hearing products at our Victoria Microelectronics operation. It is anticipated that the revenues from those hearing products is being replaced with expanded revenues from existing customers and new customer offerings as Fiscal 2007 progresses.
At December 2, 2006, our backlog of orders for revenue was approximately $12.3 million and we expect to ship our backlog as of December 2, 2006 during Fiscal 2007. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.
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
Gross Profit
Gross profit was $1,448,000 (11% of net sales) for the three-months ended December 2, 2006 compared to $2,724,000 (20% of net sales) for the three-months ended November 26, 2005. The decrease of $1,276,000 is due to lower sales in the first quarter of fiscal 2007 as described above. In addition, the decline in gross margin in the first quarter of Fiscal 2007 compared to the same period of Fiscal 2006 was a result of a lower volume of design and development and verification and validation contacts at the AMO segment which resulted in a higher percentage of lower margin manufacturing revenues compared to higher margin design and development and verification and validation contracts. In addition, our fixed overhead costs were structured at higher levels in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006 and again in early Fiscal 2007, but not in time to show a material impact on the gross margins during the first quarter of Fiscal 2007.
Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will remain relatively constant and start to improve over the next fiscal year. We continue to work to improve our sales and manufacturing processes which we believe will enable us to see improved gross profit margins in the future.
Operating Expenses
Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $215,000 for the three month-period ended December 2, 2006 compared to the three months ended November 26, 2005. As a percentage of net sales, the level of spending was fairly consistent at 15.0% and 15.7% for the quarters ended December 2, 2006 and November 26, 2005, respectively. The decrease in actual dollars and percentage of net sales is reflective of the focus on cost reductions implemented at the end of the first quarter of Fiscal 2007. The cost reductions were offset by the accrual of severance related expenses of approximately $348,000 that were recorded in the first quarter of Fiscal 2007. The Company is looking at additional cost reductions as the fiscal year progresses.
Research, development, and engineering expenses
Research, development, and engineering expenses decreased by $338,000 for the first quarter of Fiscal 2007 as compared to the first quarter of Fiscal 2006. As a percentage of net sales, expenses were 5.8% and 7.9% for the quarters ended December 2, 2006 and November 26, 2005, respectively. The decrease in actual expense is reflective of the change in the engineering structure that focuses more heavily on supporting the contract manufacturing nature of our business units instead of a focus on separable research and development. Additional expense reductions were made at the end of the first quarter of Fiscal 2007 as part of the Company’s overall cost reduction efforts.
Interest Expense, Net
Interest expense for the three months ended December 2, 2006 was $360,000. This compares with the three months ended November 26, 2005 during which interest expense was $127,000 and included interest income of $40,000. The increase reflects the interest expense on the capital leases entered into by the Company during Fiscal 2006 and the increased borrowing under the Company’s line of credit and note from a related party, which were at higher levels compared to the prior year period.
Income Taxes
We did not record a tax provision in the first quarter of Fiscal 2007 or the first quarter of Fiscal 2006 due to the operating loss in each of the quarters. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired.
FINANCIAL CONDITION AND LIQUIDITY
We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations.
In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires in April 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of December 2, 2006 was approximately 11%. The weighted average rate was 11% for the three months ended December 2, 2006. As of December 2, 2006, the balance outstanding on the Line of Credit was $1,500,000. The Company was in compliance with all covenants of the Line of Credit as of December 2, 2006.
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
As a result of these events, at December 2, 2006 our sources of liquidity consisted of $2,191,000 of cash and cash equivalents and approximately $500,000 of borrowing capacity under our Credit Agreement. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, we began efforts to change our cost and operating structures in an effort to reduce expenses and begin to focus more heavily on the operational performance of each of our segments. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the fiscal year.
Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was the Company’s Chief Financial Officer and continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus will include:
•	Expanding our sales efforts to existing customers and to find new customers for our products. We will accomplish this through the restructuring of our sales staff in Boulder and Victoria and we have added an additional sales person to support our flexible substrate business in Tempe.

•	Focusing on gross margin improvements at all segments. We plan to accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Refinancing our debt to improve cash flow. To that end, in November 2006, the Company paid off the Credit Agreement with Beacon Bank and replaced the funding through a $5,000,000 one-year term secured loan from Thomas F. Leahy, the Company’s Chairman of the Board. The new term loan was undertaken to provide the Company with the opportunity to establish a relationship with a new asset-based lender during Fiscal 2007. This transaction allowed the Company to have direct access again to the collection of its accounts receivables, which should reduce the days outstanding and improve cash flow from collections. In addition, the loan provided additional future working capital of approximately $1.8 million after the Credit Agreement was repaid and current working capital was funded.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by $1 million by the end of Fiscal 2007.
During Fiscal 2007, we intend to spend approximately $1.0 million for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing for the next 12 months.
The Company is currently in violation of its debt service coverage ratio covenant under its bank and lease agreements with Commerce Bank and Commerce Financial Group. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007 and no demand has been made by the lender for the outstanding principal balances under the Agreements.
In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels such as reduction of spending for research and development, engineering, elimination of budgeted raises, reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt.
Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months.

CRITICAL ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements are based on the selection and application of United States generally accepted accounting principles (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.
Revenue recognition, sales returns and warranty
Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks of ownership have been transferred to the customer. We have one customer which requires that we retain ownership of inventory until it has been accepted by the customer. There are no additional obligations or other rights of return associated with this agreement. Accordingly, revenue for this arrangement is recognized upon acceptance by the customer. Our AMO segment provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.
AMO’s development contracts are typically discrete time and materials projects that generally do not involve separately priced deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method, if the term of the arrangement is short-term, or using the percentage of completion method for longer-term contracts. We may establish one or more contractual relationships with one customer that involves multiple deliverables including development, manufacturing and service. Each of these deliverables may be considered a separate unit of accounting and we evaluate if each element has sufficient evidence of fair value to allow separate revenue recognition. If we cannot separately account for the multiple elements in an arrangement, we may be required to account for the arrangement as one unit of accounting with recognition over an extended period of time or upon delivery of all of the contractual elements.
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
Interest Rate Risk
In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on April 17, 2007 but has an acceleration clause in the event of default. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of December 2, 2006 was approximately 11%. The weighted average rate was 11% for the three months ended December 2, 2006. As of December 2, 2006, the balance outstanding on the Line of Credit was $1,500,000.
We are exposed to a floating interest rate risk from our term credit note with Commerce Bank, a Minnesota state banking association, and on our credit agreement with Beacon Bank. The Commerce Bank note, in the amount of $1,200,000, was executed on October 14, 2003 and has a floating interest rate. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009.
In November 2006, the Company paid off the remaining balance of the Beacon Bank Credit Agreement which had a balance of approximately $2,200,000 and borrowed $5,000,000 from Thomas F. Leahy, the Chairman of the Board of Directors of the Company. Unpaid principal due under the note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Company believes that the borrowing rate is consistent with other borrowing options that were available to the Company at the time of the note.
A change in interest rate for the note issued to Thomas F. Leahy is not expected to have a material adverse effect on our near-term financial condition or results of operation. Our financing arrangements, which include our lease financings, do not fluctuate with the movement of general interest rates.
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
There were no changes in our system of internal controls during the first quarter of Fiscal 2007. In July 2006, Mark Thomas replaced Timothy Clayton as the Company’s Chief Financial Officer. On October 20, 2006, Mark Thomas also became the Company’s Chief Executive Officer.
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
PART II — OTHER INFORMATION
Item 5. Other Information

On January 12, 2007, HEI, Inc. (the “Company”) entered into a Waiver and Amendment dated effective December 2, 2006 (the “Commerce Bank Amendment”) to waive and amend certain provisions of its Term Loan Agreement dated October 14, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004, the Waiver and Amendment dated May 27, 2006 and the Promissory Note dated October 14, 2003, with Commerce Bank, a Minnesota banking corporation (the “Commerce Bank Loan Agreement”). The Commerce Bank Amendment, among other things waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Bank Loan Agreement for the period up to the Company’s reporting period ending December 1, 2007. A copy of the Commerce Bank Amendment is filed herewith as Exhibit 10.1 and is incorporated herein by reference.
Also on January 12, 2007, the Company entered into a Waiver and Amendment (the “Commercial Financial Group Amendment”) to waive and amend certain provisions of its Term Loan Agreement dated October 28, 2003, as amended by the Waiver and Amendment dated as of November 30, 2004, the Waiver and Amendment dated as of December 29, 2004, the Waiver and Amendment dated May 27, 2006 and the Promissory Note dated October 28, 2003, with Commerce Financial Group, Inc., a Minnesota corporation (the “Commerce Financial Group Loan Agreement”). The Commerce Financial Group Amendment, among other things waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Commerce Financial Group Loan Agreement for the period up to the Company’s reporting period ending December 1, 2007. A copy of the Commerce Financial Group Amendment is filed herewith as Exhibit 10.2 and is incorporated herein by reference.
Also on January 12, 2007, the Company entered into a Waiver (the “Waiver”) to waive and amend certain provisions of its Master Equipment Lease No. 0512231 (the “Master Lease”) dated as of December 23, 2005 as amended by the Waiver and Amendment dated May 27, 2006 with Commerce Leasing Corporation (the “Lessor”), a division of Commerce Financial Group, Inc.; those lease commitments by the Lessor for the benefit of the Company dated as of December 5, 2005, December 8, 2005, February 23, 2006 and February 24, 2006 (collectively, the “Commitments”); and those supplements (the “Supplements”) to the Master Lease in favor of the Lessor (the Master Lease, Commitments and Supplements are collectively the “Lease”). The Waiver, among other things waived the Company’s compliance with the Debt Service Coverage Ratio covenant in the Lease for the period up to the Company’s reporting period ending December 1, 2007. A copy of the Waiver is filed herewith as Exhibit 10.3 and is incorporated herein by reference.
Item 6. Exhibits
a) Exhibits
10.1	Waiver and Amendment dated as of January 12, 2007 by and between HEI, Inc., a Minnesota corporation, and Commerce Bank, a Minnesota banking corporation.

10.2	Waiver and Amendment dated as of January 12, 2007 by and between HEI, Inc., a Minnesota corporation, and Commerce Financial Group, Inc., a Minnesota corporation.

10.3	Waiver dated as of January 12, 2007 by and between HEI, Inc., a Minnesota corporation, and Commerce Leasing Corporation, a division of Commerce Financial Group, Inc., a Minnesota corporation.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.
Date: January 12, 2007	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer