Form 10-Q
period 2007-03-03
HEI INC
filed 2007-04-02
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 3, 2007.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 16, 2007, 9,514,317 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets

	March 3,	September 2,
	2007	2006
	(Unaudited)	(Audited)
	(In thousands
	except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$674
Accounts receivable, net of allowance for doubtful accounts of $445 and $124, respectively	6,264	9,205
Inventories	6,159	7,000
Deferred income taxes	830	830
Other current assets	387	316

Total current assets	15,215	18,025

Property and equipment:
Land	216	216
Building and improvements	4,374	4,374
Fixtures and equipment	24,052	24,406
Accumulated depreciation	(21,913)	(21,279)

Net property and equipment	6,729	7,717

Security deposit	550	550
Other long-term assets	524	580

Total assets	$23,018	$26,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,500	$5,948
Related party note payable	5,000	—
Current maturities of long-term debt	973	1,038
Accounts payable	3,130	3,735
Accrued liabilities	1,884	2,184

Total current liabilities	12,487	12,905

Deferred income taxes	830	830
Other long-term liabilities, less current maturities	1,635	1,549
Long-term debt, less current maturities	2,367	2,824

Total other long-term liabilities, less current maturities	4,832	5,203

Total liabilities	17,319	18,108

Commitments and contingencies
Shareholders’ equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding at both March 3, 2007 and September 2, 2006; liquidation preference at $26 per share (total liquidation preference $832,000) at both March 3, 2007 and September 2, 2006	2	2
Common stock, $.05 par; 20,000,000 shares authorized; 9,534,000 and 9,545,000 shares issued and 9,514,000 and 9,504,000 shares outstanding at both March 3, 2007 and September 2, 2006, respectively	476	475
Paid-in capital	27,677	27,581
Accumulated deficit	(22,405)	(19,226)
Notes receivable-related parties-officers and former directors	(51)	(68)

Total shareholders’ equity	5,699	8,764

Total liabilities and shareholders’ equity	$23,018	$26,872

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
	(In thousands)		(In thousands)
Net sales	$10,556	$11,718	$23,501	$25,505
Cost of sales	9,663	9,972	21,160	21,035

Gross profit	893	1,746	2,341	4,470

Operating expenses:
Selling, general and administrative	1,417	2,350	3,365	4,513
Research, development and engineering	657	984	1,412	2,077

Total Operating expenses	2,074	3,334	4,777	6,590

Operating loss	(1,181)	(1,588)	(2,436)	(2,120)

Other income (expenses):
Interest expense, net	(409)	(96)	(769)	(223)
Other income (expense), net	19	(4)	26	25

Net loss	$(1,571)	$(1,688)	$(3,179)	$(2,318)

Net loss per common share:
Basic and Diluted	$(0.17)	$(0.18)	$(0.33)	$(0.25)

Weighted average common shares outstanding:
Basic and Diluted	9,509	9,480	9,507	9,440

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 3, 2007	February 25, 2006
	(In thousands)
Cash flow from operating activities:
Net loss	$(3,179)	$(2,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,064	1,206
Loss on disposal of property and equipment	6	—
Stock based compensation expense	97	273
Changes in operating assets and liabilities:
Accounts receivable	2,941	1,899
Inventories	841	(98)
Other current assets	(71)	474
Accounts payable	(605)	(532)
Accrued liabilities and other long-term liabilities	(214)	(398)

Net cash flow provided by operating activities	880	506

Cash flow from investing activities:
Additions to property and equipment	(195)	(527)
Proceeds from sale of assets	175	8
Additions to patents	(6)	(2)
Refund of security deposit	—	1,258

Net cash flow provided by (used in) investing activities	(26)	737

Cash flow from financing activities:
Former director note repayment	17	—
Repayment of long-term debt	(522)	(271)
Proceeds from note payable — related party	5,000	—
Net repayments on line of credit	(4,448)	(1,163)

Net cash flow provided by (used in) financing activities	47	(1,434)

Net increase in cash and cash equivalents	901	(191)
Cash and cash equivalents, beginning of period	674	351

Cash and cash equivalents, end of period	$1,575	$160

Supplemental disclosures of cash flow information:
Interest paid	$728	$239
Capital lease obligations related to equipment acquisitions	$—	$225
Issuance of common stock to landlord recorded as long-term asset	$—	$336
Reclassification of notes receivable-related parties to other current assets	$—	$140
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended September 2, 2006 (“Fiscal 2006”). Interim results of operations for the three-month and six-month periods ended March 2, 2007, may not necessarily be indicative of the results to be expected for the full year.
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
Summary of Significant Accounting Policies
Revenue Recognition. Revenue for manufacturing and assembly is recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. Previously, we had a limited number of arrangements with customers which require that we retained ownership of inventory until it was received by the customer or until it is accepted by the customer. There were no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements was recognized upon receipt by the customer or upon acceptance by the customer.
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
Inventories. Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in-first-out method (FIFO). The majority of the inventory is purchased based on contractual forecasts and customer purchase orders, and in these cases, excess or obsolete inventory is generally the customers’ responsibility.
Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment and other long-term assets was $472,000 and $621,000 for the three months ended March 3, 2007 and February 25, 2006, respectively, and $1,064,000 and $1,206,000 for the six months ended March 3, 2007 and February 25, 2006, respectively.
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
Reclassifications. The Company has elected to reclassify certain balance sheet amounts for comparative purposes. The reclassifications specifically relate to the classification of long-term lease accounting valuations that were previously recorded as current liabilities and have been broken out as both current and long-term liabilities to reflect their nature.
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
(2) Liquidity
We incurred a net loss of $1,571,000 and $1,688,000 for the three months ended March 3, 2007 and February 25, 2006, respectively. For the six months ended March 3, 2007 and February 25, 2006, we incurred a net loss of $3,179,000 and $2,318,000, respectively. The Company experienced an increase in sales in Fiscal 2005 compared to Fiscal 2004 and anticipated the sales increase to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved during Fiscal 2006 or the first and second quarters of Fiscal 2007 and cost reductions were not implemented until late in Fiscal 2006 and throughout the first six months of Fiscal 2007, which had little to no impact in reducing the operating loss during Fiscal 2006 and the severance costs negatively impacted results during the first and second quarters of Fiscal 2007. In addition, during Fiscal 2007, a change in the sales mix at our RFID and AMO divisions reduced the overall gross margin contribution on the sales that were achieved at those divisions. During Fiscal 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000). The operating losses sustained during the six months ended March 3, 2007 and during Fiscal 2006 have generated a significant strain on our cash resources. We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations.
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on April 18, 2007 and there is no assurance this will be extended or replaced by another credit line. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of March 3, 2007 was approximately 11%. The weighted average rate was 11% for the three months and six months ended March 3, 2007. As of March 3, 2007, the balance outstanding on the Line of Credit was $1,500,000. The Company complied with all covenants of the Line of Credit as of March 3, 2007. However, the Company is in violation of a debt covenant on long-term debt and has received a waiver through September 1, 2007.

On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan are evidenced by a promissory note (the “Note”) and a security agreement. The Note has an original principal amount of $5,000,000, requires the Company to pay monthly installments of interest, and is due and payable on November 2, 2007. The unpaid principal of the Note can be repaid at any time without prepayment penalty or premium. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. At March 3, 2007, the interest rate was 18%.
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
As a result of these events, at March 3, 2007 our sources of liquidity consisted of $1,575,000 of cash and cash equivalents and approximately $500,000 of borrowing capacity under our Line of Credit. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, the Company began efforts to change its cost structures and operating structures in an effort to reduce costs and begin to focus more heavily on the operational performance of each of segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the fiscal year and negatively impacted the first quarter of Fiscal 2007. Further cost reductions were undertaken during the second quarter of Fiscal 2007 to better align costs with current revenue levels. These reductions also had a negative impact on the second quarter results due in part to severance obligations in certain instances.
Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was hired as the Company’s Chief Financial Officer in June 2006. He continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus includes:
•	Refinancing our debt to improve cash flow.

•	Expansion of the sales organization in the Microelectronics and AMO divisions to expand our sales efforts to existing customers and to find new customers for our products.

•	Focusing on gross margin improvements at all segments. We will accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by a total of $1 million by the end of Fiscal 2007, of which over $750,000 has already been achieved during the first six months of Fiscal 2007.

For the remainder of Fiscal 2007, we intend to spend approximately $500,000 for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing.
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
Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months. In the event that the Line of Credit for $1,500,000 that is due April 18, 2007 is not extended or replaced by another line of credit, the Company will utilize a portion of its working capital to repay the line. This will have a negative impact on liquidity, at least during an interim period.
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
Stock Options
As more fully described in our annual report on Form 10-K for the year ended September 2, 2006, we have granted stock options over the years to employees and directors under various shareholder approved stock plans. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees. As of March 3, 2007, 2006 and September 2, 2006, respectively, 950,650 and 1,336,975 stock options were outstanding. We recognized compensation expense of $41,000 ($0.00 per share) for the quarter ended March 3, 2007 and $157,000 ($0.02 per share) for the comparative quarter ended February 25, 2006. We recognized compensation expense of $89,000 ($0.01 per share) for the six months ended March 3, 2007 and $273,000 ($0.03 per share) for the comparative six months ended February 25, 2006. The expense recognized of $41,000 and $89,000 for the quarter and six months ended March 3, 2007 was lower than projected as disclosed as of the fiscal year ended September 2, 2006 due to employee terminations subsequent to the end of the fiscal year that resulted in forfeiture of certain stock options during the three and six months ended March 3, 2007. During the three and six months ended February 25, 2006, 0 and 4,000 options were granted, respectively. During the three and six months ended March 3, 2007, no options were granted.
The amortization of the granted stock options will continue over the remaining vesting periods. The future stock based compensation expense for options as of March 3, 2007 will be approximately $84,000 for the remainder of fiscal year 2007 and $111,000, $38,000, $10,000 and $0 in each of the next four fiscal years, respectively.
Restricted Stock
We awarded restricted stock grants to employees and directors in fiscal year 2006. The restricted stock grants were valued at the stock price on the grant date and vest prorata on the anniversary date over a four year period. As of March 3, 2007 and September 2, 2006, respectively, 29,250 shares and 58,800 of restricted stock remained unvested. During the three and six months ended March 3, 2007, no restricted stock was awarded and we recognized $0 and $8,000 in compensation expense, respectively. We did not record any compensation expense for vesting restricted stock for the quarter ended March 3, 2007 as employee terminations resulted in forfeiture of grants. During the three and six months ended February 25, 2006, we granted 73,800 shares of restricted stock and we recognized no compensation expense as the grants took place near quarter end.

The amortization of the restricted stock grants will continue over the remaining vesting lives. The future stock based compensation expense for restricted stock as of March 3, 2007 will be approximately $16,000 for the remainder of fiscal year 2007 and $31,000, $31,000, $16,000 and $0 in each of the next four fiscal years, respectively.
(4) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at March 3, 2007 and September 2, 2006:

	March 3, 2007	September 2, 2006
Inventories:
Purchased parts	$4,114	$4,735
Work in process	481	671
Finished goods	1,564	1,594

	$6,159	$7,000

Accrued liabilities:
Employee related costs (1)	$1,133	$1,346
Accrued taxes	322	396
Accrued audit, professional, board, public reporting and interest	151	120
Current maturities of other long-term liabilities	79	79
Other accrued liabilities	199	243

	$1,884	$2,184

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$494	$513
Accrued lease expense	712	588
Unfavorable operating lease, net	508	527

Total	1,714	1,628
Less current maturities	79	79

Total other long-term liabilities	$1,635	$1,549

(1)	This total includes Accrued Severance Related Expenses. During the first and second quarters of 2007, the Company reduced its workforce in an effort to lower its operating expenses. The Company recorded $52,000 and $400,000 in expense for these staff reductions of which $145,000 related to the resignation of the former CEO, during three and six months ended March 3, 2007, respectively. At March 3, 2007, the remaining balance of the Accrued Severance Related Expenses was $28,100 and will be paid prior to the end of Fiscal 2007.

(5) Long-Term Debt
Our long-term debt consists of the following:

	March 3, 2007	September 2, 2006
	(In thousands)
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,111	$1,122
Commerce Financial Group, Inc. equipment loan payable in fixed monthly principal and interest installments of $28 through September 2007; collateralized by our Victoria facility and equipment located at our Tempe facility	206	361
Capital lease and commercial loan obligations; payable in installments of $83 with periods ending July 2007 through February 2010; collateralized with certain machinery and equipment	2,023	2,379

Total	3,340	3,862
Less current maturities	973	1,038

Total long-term debt	$2,367	$2,824

The Company has two separate loans in the original aggregate amount of $2,350,000 under Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first loan, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This loan is secured by our Victoria, Minnesota facility. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009. The second loan, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second loan is secured by our Victoria facility and certain equipment located at our Tempe facility. The second loan is due October 27, 2007. The original interest rate on this loan was 8.975% per year through September 27, 2007. Monthly payments of principal and interest in the amount of $28,000 are paid over a forty-eight month period beginning on October 28, 2003. The interest rate on the Commerce Bank loan agreement was 7.50% as of March 3, 2007. The interest rate on the Commerce Financial Group, Inc. loan agreement was 9.975% as of March 3, 2007.
The Company has not been in compliance with the debt service coverage ratios required by these two agreements beginning with the quarter ended May 27, 2006. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007.
During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases as of March 3, 2007 is $1,556,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost.
(6) Line of Credit
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on April 18, 2007. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of March 3, 2007 was approximately 11%. The weighted average rate was 11% for the three months and six ended March 3, 2007. As of March 3, 2007, the balance outstanding on the Line of Credit was $1,500,000. The Company was in compliance with all covenants of the Line of Credit as of March 3, 2007.

(7) Related Party Note Payable
On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan are evidenced by a promissory note (the “Note”) and a security agreement. The Note has an original principal amount of $5,000,000, requires the Company to pay monthly installments of interest, and is due and payable on November 2, 2007. The unpaid principal of the Note can be repaid at any time without prepayment penalty or premium. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The interest rate on the Note was 18% as of March 3, 2007.
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
(8) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $10,773,000 and $9,821,000 at March 3, 2007 and September 2, 2006, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.
(9) Net Loss per Share Computation
The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Six Months Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Basic and Diluted:
Net loss	$(1,571)	$(1,688)	$(3,179)	$(2,318)
Net loss per share	$(0.17)	$(0.18)	$(0.33)	$(0.25)
Weighted average number of common shares outstanding	9,509	9,480	9,505	9,440
Approximately 1,903,000 and 2,621,000 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three-month and six-month periods ended March 3, 2007 and February 25, 2006, respectively.
(10) Major Customers
Net sales to three customers represented over 10% of our revenue for the three months ended March 3, 2007. These customers accounted for 17%, 11% and 11% of net sales for the quarter. For the six-month period ended March 3, 2007, two customers accounted for 18% and 10% of net sales.

Net sales to two customers represented over 10% of our revenue for the three months ended February 25, 2006. One of these customers accounted for 14% and the second customer accounted for 12% of net sales. For the six-month period ended February 25, 2006, two customers accounted for 11% of net sales.
As of March 3, 2007 two customers represented 17% and 13% of our accounts receivable balance and as of September 2, 2006, another customer represented 18% of accounts receivable balance.
(11) Geographic Data (In Thousands)
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended				Six Months Ended
	March 3, 2007		February 25, 2006		March 3, 2007		February 25, 2006
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
United States	$7,912	75%	$8,426	72%	$18,223	78%	$18,334	72%
Canada / Mexico	$168	2%	$223	2%	$275	1%	$877	3%
Europe	$1,111	10%	$1,315	11%	$2,192	9%	$2,936	12%
Asia-Pacific	$1,354	13%	$1,744	15%	$2,792	12%	$3,342	13%
South America	$11	0%	$10	0%	$19	0%	$16	0%

Total	$10,556		$11,718		$23,501		$25,505
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
Segment information is as follows:

	Three Months Ended March 3, 2007				Six Months Ended March 3, 2007
		Microelectronics	Advanced Medical			Microelectronics	Advanced Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$6,794	$3,762	$10,556	$0	$15,252	$8,249	$23,501
Gross profit	0	1,073	(180)	893	0	2,262	79	2,341
Operating Expense	840	1,093	141	2,074	2,153	2,283	341	4,777
Operating loss	(840)	(20)	(321)	(1,181)	(2,153)	(21)	(262)	(2,436)
Total assets	0	17,455	5,563	23,018	0	17,455	5,563	23,018
Depr. and amortization	0	431	41	472	0	997	67	1,064
Capital expenditures	0	133	0	133	0	148	47	195

	Three Months Ended February 26, 2006				Six Months Ended February 26, 2006
		Microelectronics	Advanced Medical			Microelectronics	Advanced Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$7,363	$4,355	$11,718	$0	$16,283	$9,222	$25,505
Gross profit	0	1,012	734	1,746	0	2,993	1,477	4,470
Operating Expense	2,322	810	202	3,334	4,466	1,673	451	6,590
Op. income (loss)	(2,322)	202	532	(1,588)	(4,466)	1,320	1,026	(2,120)
Total assets	0	16,786	7,183	23,969	0	16,786	7,183	23,969
Depr. and amortization	0	525	96	621	0	1,007	199	1,206
Capital expenditures	0	446	23	469	0	496	31	527
(13) Commitments and Contingencies
We lease a 13,200 square foot production facility and 3,000 square foot office and engineering facility in Tempe, Arizona for our high density flexible substrates business. The lease extends through July 31, 2010. Base rent is approximately $140,000 per year. We lease one property in Minnesota: a 15,173 square foot facility in Chanhassen, Minnesota, for our RFID business. The Chanhassen facility is leased through August 31, 2012 with an option to extend the lease for an additional four years. Base rent is approximately $97,000 per year. In addition to the base rent, we pay our proportionate share of common area maintenance expenses estimated to be $59,000 per year.
We lease a 152,002 square foot facility in Boulder, Colorado for our AMO segment. Our base rent is approximately $1,443,000 for Fiscal 2007. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 104,000 square feet of the facility and approximately 27,000 square feet are vacant. In April 2005, we entered into a ten year sublease agreement for approximately 21,000 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company of approximately $281,000 per year commenced November 2006. We are continuing to look for sublease tenants for the remaining 27,000 square feet of vacant space.
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
(14) Notes Receivable-Related Parties-Officers and Former Directors
In Fiscal 2001, the Company recorded notes receivable of $1,266,000 from certain officers and directors in connection with the exercise of stock options. The balance due as of September 2, 2006 was $68,000 from Edwin W. Finch, III, a former director. A payment totaling $17,000 was received during the six months ended March 3, 2007 with the remaining balance of $51,000. The payment due October 2, 2006 of $17,000 was received by the Company March 5, 2007 and the payment due January 2, 2007 of $17,000 was received by the Company March 25, 2007. The remaining balance of $17,000 is due by April 2, 2007. No reserve has been made for subsequent collectability at this time. As of March 3, 2007, the amount owed on this note was $51,000 which is presented as a reduction to shareholders’ equity.
(15) Subsequent Event
The Company has been involved in litigation with against Mr. Fant, our former Chief Executive Officer and Chairman since June 2003. The Company has received awards and payments from Mr. Fant in Fiscal 2004 and 2005. During Fiscal 2006 and 2007, the Company continued to seek collection of additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, subsequent to the close of the quarter ended March 2, 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000. Following the receipt of the settlement, the Company ceased all further action in this matter.

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
Results of Operations
Three Months and Six Months Ended March 3, 2007 and February 25, 2006:
Net Sales
Net sales for the quarter ended March 3, 2007 were $10,556,000, or a decrease of $1,162,000 or 10% compared to net sales in the same prior year period of $11,718,000. The decrease was a result of several factors. The largest decrease came from our AMO division, which experienced a reduction in design and development contracts during the current period (approximately $600,000). Net sales at our flexible substrate business were also lower in the current period due to a reduction in orders from our primary external customer that reduced orders to consume excess inventories of our product (approximately $275,000). We presently expect the reduction at our Tempe facility to affect both the second and third quarters of the current fiscal year before the volumes begin to increase. In addition, it is possible the customer might tighten controls over inventory which could cause volumes to be decreased from prior amounts. Our RFID business was also down due to the order cycle from one of that division’s primary customers in the prior year that resulted in higher revenues for the prior year compared to the current period. That customer continues to be a strong customer and year over year total volumes are expected to be consistent. The RFID division also had one larger customer that discontinued production of a product that was produced by us in the prior year. That product did not hit critical market acceptance for the customer and they ceased all production at the beginning our current fiscal year (approximately $350,000).

For the six months ended March 3, 2007, net sales were $23,501,000 or a decrease of $2,004,000 or 8% compared to the same prior year period net sales of $25,505,000. The year-to-date reductions were a result of the same factors as in the current quarter and the sale of fewer hearing products at our Victoria Microelectronics operation.
For Fiscal 2007, the sales staff and business development efforts are expanding in all of our divisions in an effort to replace legacy business. The success of these efforts cannot be predicted at this time, but management believes that these efforts will produce expanded sales opportunities in the future and will contribute to future revenues at all of our divisions.
At March 3, 2007, our backlog of orders for sales was estimated at approximately $10 million and we expect to ship our backlog as of March 3, 2007 during the remainder of Fiscal 2007. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control. Because our sales are generally tied to the customers’ projected sales and production of their products, our sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our sales, any change in the sales levels to that customer can have a significant impact on our total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter and year over year.
Gross Profit
Gross profit was $893,000 (8% of net sales) for the three-months ended March 3, 2007 compared to $1,746,000 (15% of net sales) for the same prior year period. For the six months ended for the same comparative periods, gross profit was $2,341,000 (10% of net sales) compared to $4,470,000 (17% of net sales). The reduction in percentage of net sales was a result of lower sales volumes, which did not contribute as much to covering fixed operating costs. In addition, the decline in gross margin in the current fiscal year compared to the prior fiscal year was a result of a lower volume of higher margin design, development, verification, and validation contacts at the AMO segment. In addition, our prior year’s levels of fixed overhead costs were structured in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006 and again throughout the first and second quarters of Fiscal 2007, but have not had a material impact on the margins for the first and second quarters of Fiscal 2007. The Company expects the impact of the cost reductions will be more evident in the operating results for the remainder of the current fiscal year.
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
Operating Expenses
Selling, general and administrative expenses
For the three month-period ended March 3, 2007, selling, general and administrative expenses were $1,417,000 (13% of net sales), a decrease of $933,000 compared to $2,350,000 (20% of net sales) for the three months ended February 25, 2006. For the six months ended for the same comparative periods, selling, general and administrative expenses were $3,365,000 (14% of net sales), a decrease of $1,148,000 compared to $4,513,000 (18% of net sales), respectively. The decrease in actual dollars and percentage of net sales is reflective of the focus on cost reductions implemented at the end of the first quarter of Fiscal 2007 and continuing into the second quarter of Fiscal 2007. We are focusing on reducing all of our fixed costs to be more in line with current revenue levels, while expanding the sales and business development activities in all of our divisions. Specific cost reductions came in the areas of payroll and payroll related expenses through the reduction in staff in all divisions and corporate departments, reduction in stock related expenses, elimination of image consulting expenses and a tightening of travel and entertainment expenses.
Research, development, and engineering expenses
Research, development, and engineering expenses decreased by $327,000 for the second quarter of Fiscal 2007 compared to the second quarter of Fiscal 2006. As a percentage of net sales, expenses were 6% and 8% for the quarters ended March 3, 2007 and February 25, 2006, respectively. For the six months ended March 3, 2007 and February 25, 2006, research, development, and engineering expenses decreased by $665,000 to 6% of net sales compared to 8% of net sales, respectively. The decrease in actual expense is reflective of the change in the engineering structure that focuses more heavily on supporting the contract manufacturing nature of our business units instead of a focus on separable research and development. General cost reductions were also made in the first and second quarters of Fiscal 2007 as part of the Company’s overall cost reduction efforts.

Interest Expense, Net
Interest expense was $409,000 and $96,000 for the three months ended March 3, 2007 and February 25, 2006, respectively. For the six months ended March 3, 2007 and February 25, 2006, interest expense was $769,000 and $223,000, respectively. The increase reflects the interest expense on the capital leases entered into by the Company during Fiscal 2006 and the increased borrowing under the Company’s line of credit and note from a related party, which were at higher levels compared to the prior year period. The Company is in the process of performing due diligence on a debt refinancing arrangement. If successful, the Company anticipates a reduction in the interest rate on at least a portion of its variable debt. The success of the due diligence process cannot be assured at this time and the actual interest rate, if the process is successful, cannot be estimated at this time.
Income Taxes
We did not record a tax provision in the first or second quarters of Fiscal 2007 or Fiscal 2006 due to the operating loss in each of the quarters. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which its deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired.
FINANCIAL CONDITION AND LIQUIDITY
We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations.
In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of March 3, 2007 was approximately 11%. The weighted average rate was 11% for the three and six months ended March 3, 2007. The Line of Credit includes additional fees and service charges which add approximately 6% to the overall cost of the advanced funds, or a combined expense of approximately 17% for the three and six months ended March 3, 2007. As of March 3, 2007, the balance outstanding on the Line of Credit was $1,500,000. The Company complied with all covenants of the Line of Credit as of March 3, 2007. The Line of Credit expires on April 18, 2007 and there is no assurance this will be extended or replaced by another credit line.
On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan are evidenced by a promissory note (the “Note”) and a security agreement. The Note has an original principal amount of $5,000,000, requires the Company to pay monthly installments of interest, and is due and payable on November 2, 2007. The unpaid principal of the Note can be repaid at any time without prepayment penalty or premium. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The interest rate on the Note as of March 3, 2007 was 18%.
The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under its accounts receiveable agreement with Beacon Bank of Shorewood, Minnesota dated May 29, 2003, as amended. The Company remainder of the proceeds are available for general working capital needs.
As a result of these events, at March 3, 2007 our sources of liquidity consisted of $1,575,000 of cash and cash equivalents and approximately $500,000 of borrowing capacity under our Credit Agreement. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, we began efforts to change our cost and operating structures in an effort to reduce expenses and begin to focus more heavily on the operational performance of each segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the prior fiscal year.

Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was hired as the Company’s Chief Financial Officer in June 2006. He continues to fulfill that dual role, to provide additional focus on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Our focus will include:
•	Expanding our sales efforts to existing customers and to find new customers for our products. We have restructured our sales staff in Boulder and Victoria and we have added an additional sales person to support our flexible substrate business in Tempe. We have formed a new position at the corporate level for a vice president of sales and marketing overseeing both the Victoria and Tempe sales efforts to expand joint manufacturing efforts for new and existing customers as well as expanding the number of independent customers for both divisions. This position was filled by our former general manager of our Victoria operation.

•	Focusing on gross margin improvements at all segments. We plan to accomplish this by focusing on our costs and looking at all areas for improvements including material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth. We have hired a new general manager for the Victoria operation to provide an expanded focus on engineering and operations and to reorganize the engineering function to more actively support the expanding sales efforts.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Refinancing our debt to improve cash flow. To that end, in November 2006, the Company paid off the Credit Agreement with Beacon Bank and replaced the funding through a $5,000,000 one-year term secured loan from Thomas F. Leahy, the Company’s Chairman of the Board. The new term loan was undertaken to provide the Company with the opportunity to establish a relationship with a new asset-based lender during Fiscal 2007. This transaction allowed the Company to have direct access again to the collection of its accounts receivables, which has reduced the days outstanding and improved cash flow from collections. In addition, the loan provided additional future working capital of approximately $1.8 million after the Credit Agreement was repaid and current working capital was funded. The Company is actively working on the due diligence process to refinance its line of credit and related party note. If the due diligence process is not complete and refinance funding is not received prior to the Beacon Bank Line of Credit due date of April 18, 2007, the Company will utilize a portion of its remaining working capital from the term loan from Thomas Leahy.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. These initiatives are targeted to reduce inventories by a total of $1 million by the end of Fiscal 2007, of which over $750,000 has already been achieved during the first six months of Fiscal 2007.
For the remainder of Fiscal 2007, we intend to spend approximately $500,000 for manufacturing equipment to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing for the next 12 months.
The Company is currently in violation of its debt service coverage ratio covenant under its bank and lease agreements with Commerce Bank and Commerce Financial Group. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007 and no demand has been made by the lender for the outstanding principal balances under the Agreements. There is no assurance the debt covenants will be met or waived in the future.
In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels such as reduction of spending for research and development, engineering, elimination of budgeted raises, reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt, but no assurance can be given that we will be successful in raising this capital.
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
Revenue recognition, sales returns and warranty
Revenue for manufacturing and assembly is recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. Previously, we had a limited number of arrangements with customers which require that we retained ownership of inventory until it was received by the customer or until it is accepted by the customer. There were no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements was recognized upon receipt by the customer or upon acceptance by the customer. Our AMO segment provides service contracts for some of its products. Billings for services contracts are based on published renewal rates and revenue is recognized on a straight-line basis over the service period.
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
Interest Rate Risk
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expires on April 17, 2007 but has an acceleration clause in the event of default. Borrowings under the Line of Credit bear an interest rate of Prime plus 2.75% and a processing fee of .65%. The effective borrowing rate as of March 3, 2007 was approximately 11%. The weighted average rate was 11% for the three and six months ended March 3, 2007. As of March 3, 2007, the balance outstanding on the Line of Credit was $1,500,000. A hypothetical one percentage point increase in the interest rates would result in incremental interest expense of approximately $15,000 per quarter based on the outstanding balance as of March 3, 2007.
We were exposed to a floating interest rate risk from our term credit note with Commerce Bank, a Minnesota state banking association. The Commerce Bank note, in the amount of $1,200,000, was executed on October 14, 2003 and has a floating interest rate. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payments of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009.

In November 2006, the Company paid off the remaining balance of a Credit Agreement with Beacon Bank which had a balance of approximately $2,200,000 and borrowed $5,000,000 from Thomas F. Leahy, the Chairman of the Board of Directors of the Company. Unpaid principal due under the Leahy note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Company believes that the borrowing rate is consistent with other borrowing options that were available to the Company at the time of the note.
A change in interest rate for the note issued to Thomas F. Leahy is not expected to have a material adverse effect on our near-term financial condition or results of operation. Our other financing arrangements, which include our lease financings, do not fluctuate with the movement of general interest rates.
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
There were no changes in our system of internal controls during the second quarter of Fiscal 2007. In July 2006, Mark Thomas replaced Timothy Clayton as the Company’s Chief Financial Officer. On October 20, 2006, Mark Thomas also became the Company’s Chief Executive Officer.
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
We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations, which presently call for compliance by the filing deadline for our Annual Report on Form 10-K for Fiscal 2008.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover a failure to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
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
     During Fiscal 2006 and 2007, the Company continued to seek to collect additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, subsequent to the close of the quarter ended March 3, 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000. Following the receipt of the settlement, the Company ceased all further action in this matter.
Item 4. Submission of Matters to a Vote of Security-Holders
The Company’s Annual Shareholders’ Meeting was held on February 2, 2007. The only proposal voted upon was the election of two Class II directors to serve on the Company’s Board of Directors. The total number of shares voted was 8,687,663 shares of the Company’s common stock and 15,000 shares of the Company’s preferred stock or 90% of the eligible shares and the results were as follows:

Director	For	Withhold	Total
George M. Heenan	8,518,651	169,012	8,687,663
Thomas F. Leahy	8,611,866	75,797	8,687,663
Item 5. Other Information
None
Item 6. Exhibits
a) Exhibits

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

HEI, Inc.
Date: April 2, 2007	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer