Form 10-Q
period 2007-06-02
HEI INC
filed 2007-07-17
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
****
FORM 10-Q
****

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 2, 2007.

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 16, 2007, 9,514,317 Common Shares, par value $.05 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEI, Inc.
Consolidated Balance Sheets

	June 2,	September 2,
	2007	2006
	(Unaudited)	(Audited)
	(In thousands
	except per share and share data)
ASSETS

Current assets:
Cash and cash equivalents	$96	$674
Accounts receivable, net of allowance for doubtful accounts of $116 and $124, respectively	5,604	9,205
Inventories	4,717	7,000
Deferred income taxes	830	830
Other current assets	262	316

Total current assets	11,509	18,025

Property and equipment:
Land	216	216
Building and improvements	4,388	4,374
Fixtures and equipment	23,638	24,406
Accumulated depreciation	(21,740)	(21,279)

Net property and equipment	6,502	7,717

Security deposit	524	550
Other long-term assets	593	580

Total assets	$19,128	$26,872

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$5,948
Current maturities of long-term debt	854	1,038
Accounts payable	2,856	3,735
Accrued liabilities	1,704	2,184

Total current liabilities	5,414	12,905

Deferred income taxes	830	830
Other long-term liabilities, less current maturities	1,676	1,549
Long-term debt, less current maturities	7,159	2,824

Total other long-term liabilities, less current maturities	9,665	5,203

Total liabilities	15,079	18,108

Commitments and contingencies
Shareholders’ equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding at both June 2, 2007 and September 2, 2006; liquidation preference at $26 per share (total liquidation preference $832,000) at both June 2, 2007 and September 2, 2006	2	2
Common stock, $.05 par; 20,000,000 shares authorized; 9,562,000 and 9,504,000 shares issued and 9,514,000 and 9,504,000 shares outstanding at June 2, 2007 and September 2, 2006, respectively	476	475
Paid-in capital	27,748	27,581
Accumulated deficit	(24,160)	(19,226)
Notes receivable-related parties-officers and former directors	(17)	(68)

Total shareholders’ equity	4,049	8,764

Total liabilities and shareholders’ equity	$19,128	$26,872

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
	(In thousands)		(In thousands)
Net sales	$9,830	$13,219	$33,331	$38,724
Cost of sales	9,631	10,781	30,791	31,816

Gross profit	199	2,438	2,540	6,908

Operating expenses:
Selling, general and administrative	1,533	2,247	4,898	6,759
Research, development and engineering	547	1,062	1,959	3,140

Total operating expenses	2,080	3,309	6,857	9,899

Operating loss	(1,881)	(871)	(4,317)	(2,991)

Other income (expenses):
Interest expense, net	(350)	(206)	(1,119)	(429)
Other income (expense), net	476	(34)	502	(9)

Net loss	$(1,755)	$(1,111)	$(4,934)	$(3,429)

Net loss per common share:
Basic and Diluted	$(0.18)	$(0.12)	$(0.52)	$(0.36)

Weighted average common shares outstanding:
Basic and Diluted	9,514	9,491	9,509	9,457

See accompanying notes to unaudited consolidated financial statements.

HEI, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 2, 2007	May 27, 2006
	(In thousands)
Cash flow from operating activities:
Net loss	$(4,934)	$(3,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,529	1,848
Loss on disposal of property and equipment	4	33
Stock based compensation expense	168	387
Changes in operating assets and liabilities:
Accounts receivable	3,601	1,231
Inventories	2,283	222
Other current assets	54	323
Accounts payable	(879)	474
Accrued liabilities and other long-term liabilities	(353)	(1,247)

Net cash flow provided by (used in) operating activities	1,473	(158)

Cash flow from investing activities:
Additions to property and equipment	(384)	(923)
Proceeds from sale of assets	177	83
Additions to patents	(9)	(7)
Refund of security deposit	26	1,166

Net cash flow provided by (used in) investing activities	(190)	319

Cash flow from financing activities:
Proceeds from issuance of stock, net	—	47
Former director note repayment	51	139
Repayment of long-term debt	(914)	(386)
Proceeds form long-term debt, net of debt issuance costs	4,950	—
Net repayments on line of credit	(5,948)	(143)

Net cash flow provided by (used in) financing activities	(1,861)	(343)

Net increase (decrease) in cash and cash equivalents	(578)	(182)
Cash and cash equivalents, beginning of period	674	351

Cash and cash equivalents, end of period	$96	$169

Supplemental disclosures of cash flow information:
Interest paid	$1,089	$435
Capital lease obligations related to equipment acquisitions	$—	$2,144
Issuance of common stock to landlord recorded as long-term asset	$—	$336
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe, however, that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended September 2, 2006 (“Fiscal 2006”). Interim results of operations for the three-month and nine-month periods ended June 2, 2007, may not necessarily be indicative of the results to be expected for the full year.
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
Summary of Significant Accounting Policies
Revenue Recognition. Revenue for manufacturing and assembly is recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer. Previously, we had a limited number of arrangements with customers which required that we retain ownership of inventory until it was received by the customer or until it was accepted by the customer. There were no additional obligations or other rights of return associated with these agreements. Accordingly, revenue for these arrangements was recognized upon receipt by the customer or upon acceptance by the customer.
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
Inventories. Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in-first-out method (FIFO). The majority of the inventory is purchased based on contractual forecasts and customer purchase orders, and in these cases, excess or obsolete inventory may be the customers’ responsibility.
Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment and other long-term assets was $465,000 and $642,000 for the three months ended June 2, 2007 and May 27, 2006, respectively, and $1,529,000 and $1,848,000 for the nine months ended June 2, 2007 and May 27, 2006, respectively.
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
(2) Liquidity
We incurred a net loss of $1,755,000 and $1,111,000 for the three months ended June 2, 2007 and May 27, 2006, respectively. For the nine months ended June 2, 2007 and May 27, 2006, we incurred a net loss of $4,934,000 and $3,429,000, respectively. The Company experienced an increase in sales in Fiscal 2005 compared to Fiscal 2004 and anticipated the sales increase to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved during Fiscal 2006 or the first nine months of Fiscal 2007 and cost reductions were not implemented until late in Fiscal 2006 and throughout the first nine months of Fiscal 2007. These cost reductions had little to no impact in reducing the operating loss during Fiscal 2006 and the severance costs and inventory adjustments negatively impacted results during the first nine months of Fiscal 2007. In addition, during Fiscal 2007, a change in the sales mix at our RFID and AMO divisions reduced the overall gross margin contribution on the sales that were achieved at those divisions. During Fiscal 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000). The operating losses sustained during the nine months ended June 2, 2007 have been funded through borrowing under our various line of credit facilities and the Company has excess borrowing capacity under its current line of credit facility to fund the operation through its turnaround efforts over the next several quarters.
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expired on April 18, 2007 and was paid off in April and May 2007.
On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, and required the Company to pay monthly installments of interest, and a maturity of November 2, 2007. The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under its accounts receiveable agreement with Beacon Bank of Shorewood, Minnesota dated May 29, 2003, as amended. The remainder of the proceeds were available for general working capital needs. The Secured Loan was paid off in full on May 15, 2007. During the period of time that this related party Note was outstanding, the Company paid Mr. Leahy a total of $451,000 in interest payments.
On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return, he will be paid a guarantee fee in the amount of $8,000 per month by the Company for six months in consideration for the guarantee and collateral pledge. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 8.25%. The term loan has a 60 month amortization period with monthly payments beginning June 1, 2007 with the balance due and payable in full on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility with a term date of May 15, 2010.
These credit facilities with Wells Fargo Business Credit (“Wells”) contain customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum/minimum cumulative net loss/net income position through February 2008 and a minimum debt service coverage ratio beginning with the Company’s fiscal year 2008. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Wells under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in the Company’s Chairman of the Board, which if they occur may constitute an event of default. The Company was in compliance with all covenants under the credit facilities with Wells at June 2, 2007.
As a result of these events, at June 2, 2007 our sources of liquidity consisted of $96,000 of cash and cash equivalents and approximately $2,000,000 of borrowing capacity under our revolving credit facility. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, the Company focused efforts on changing its cost structures and operating structures in an effort to reduce costs and strengthen the operational performance of each of segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the Fiscal 2006 and negatively impacted the first quarter of Fiscal 2007. Further cost reductions were undertaken during the first nine months of Fiscal 2007 to better align costs with current revenue levels. These reductions also had a negative impact on the first nine months of Fiscal 2007 due in part to severance obligations in certain instances and inventory adjustments.
Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was hired as the Company’s Chief Financial Officer in June 2006. He continues to fulfill that dual role and his efforts are targeted on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Initiatives include:
•	Refinancing our debt to improve cash flow.

•	Emphasis on sales efforts in all of our business segments.

•	Focusing on gross margin improvements at all segments by focusing on our material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in that the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. Our initiatives targeted a reduction in inventories by a total of $1 million by the end of Fiscal 2007, and we exceeded that target by over $500,000 during the first nine months of Fiscal 2007.
For the remainder of Fiscal 2007, we intend to limit spending for manufacturing equipment. All expenditures will be made on an as needed basis and future capital expenditures will be budgeted as part of the strategic planning and budgeting process for Fiscal 2008 as we determine our needs to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing.
In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels that may include reduction of spending for research and development, engineering, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available including issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt.
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
Stock Options
As more fully described in our annual report on Form 10-K for the year ended September 2, 2006, we have granted stock options over the years to employees and directors under various shareholder approved stock plans. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees. As of June 2, 2007, and September 2, 2006, respectively, 941,000 and 1,336,975 stock options were outstanding. We recognized compensation expense of $44,000 ($0.00 per share) for the quarter ended June 2, 2007 and $102,000 ($0.01 per share) for the comparative quarter ended May 27, 2006. We recognized compensation expense of $133,000 ($0.01 per share) for the nine months ended June 2, 2007 and $375,000 ($0.04 per share) for the comparative nine months ended May 27, 2006. The expense recognized of $44,000 and $133,000 for the quarter and nine months ended June 2, 2007 was lower than projected as disclosed as of the fiscal year ended September 2, 2006 due to employee terminations subsequent to the end of the fiscal year that resulted in forfeiture of certain stock options during the three and nine months ended June 2, 2007. During the three and nine months ended June 2, 2007, no options were granted. During the three and nine months ended May 27, 2006, 0 and 4,000 options were granted, respectively.
The amortization of the granted stock options will continue over the remaining vesting periods. The future stock based compensation expense for options as of June 2, 2007 will be approximately $42,000 for the remainder of fiscal year 2007 and $109,000, $38,000, $10,000 and $0 in each of the next four fiscal years, respectively.
Restricted Stock
We awarded restricted stock grants to employees and directors in fiscal year 2006 and 2007. The 2006 restricted stock grants were valued at the stock price on the grant date and vest prorata on the anniversary date over a four year period. The 2007 restricted stock grants were awarded to directors on March 5, 2007 and vest over six months. As of June 2, 2007 and September 2, 2006, respectively, 57,820 shares and 58,800 of restricted stock remained unvested. During the three and nine months ended June 2, 2007, we recognized $27,000 and $35,000 in compensation expense, respectively. During the three and nine months ended May 27, 2006, we recognized $12,000 compensation expense related to the restricted stock grants.
The amortization of the restricted stock grants will continue over the remaining vesting lives. The future stock based compensation expense for restricted stock as of June 2, 2007 will be approximately $28,000 for the remainder of fiscal year 2007 and $31,000, $31,000, $16,000 and $0 in each of the next four fiscal years, respectively.
(4) Other Financial Statement Data
The following provides additional information concerning selected consolidated balance sheet accounts at June 2, 2007 and September 2, 2006:

	June 2,	September 2,
	2007	2006
Inventories:
Purchased parts	$3,436	$4,735
Work in process	346	671
Finished goods	935	1,594

	$4,717	$7,000

Accrued liabilities:
Employee related costs (1)	$1,214	$1,346
Accrued taxes	148	396
Accrued audit, professional, board, public reporting and interest	161	120
Current maturities of other long-term liabilities	80	79
Other accrued liabilities	101	243

	$1,704	$2,184

Other long-term liabilities:
Remaining lease obligation, less estimated sublease proceeds	$484	$513
Accrued lease expense	774	588
Unfavorable operating lease, net	498	527

Total	1,756	1,628
Less current maturities	80	79

Total other long-term liabilities	$1,676	$1,549

(1) This total includes Accrued Severance Related Expenses. During the first three quarters of 2007, the Company reduced its workforce in an effort to reduce operating expenses. The Company recorded $182,000 and $582,000 in expense for these staff reductions of which $145,000 related to the resignation of the former CEO, during three and nine months ended June 2, 2007, respectively. At June 2, 2007, the remaining balance of the Accrued Severance Related Expenses was $96,000 and will be paid prior to the end of Fiscal 2007.

(5) Long-Term Debt
Our long-term debt consists of the following:

	June 2,	September 2,
	2007	2006
	(In thousands)
Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,050 due in November 2009; collateralized by our Victoria facility	$1,104	$1,122
Commerce Financial Group, Inc. equipment loan which was paid in full during Fiscal 2007	—	361
Wells Fargo Business Credit Term Loan payable in monthly installments of $6 through May 2010 based on a 60 month amortization with a final payment of approximately $150 due in May 2010; collateralized by equipment located at our Tempe facility	340	—
Wells Fargo Business Credit Revolving Line of Credit with a three year term through May; available borrowing is based on advance rates of accounts receivable and certain inventories; collateralized by substantially all assets of the Company and additional collateral provided by Mr. Leahy, the Company’s chairman	4,724	—
Capital lease and commercial loan obligations; payable in installments of $83 with periods ending July 2008 through February 2010; collateralized with certain machinery and equipment	1,845	2,379

Total	8,013	3,862
Less current maturities	854	1,038

Total long-term debt	$7,159	$2,824

The Company has two separate loans in the original aggregate amount of $2,350,000 under Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first loan, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This loan is secured by our Victoria, Minnesota facility. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009. The second loan, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second loan was secured by our Victoria facility and certain equipment located at our Tempe facility. The second loan was due October 27, 2007, but the loan was paid off early through the use of the proceeds from the Wells Fargo Business Credit revolving line of credit and term loan facilities that were entered into on May 15, 2007. There was no outstanding balance under the second loan as of June 2, 2007.
The Company has not been in compliance with the debt service coverage ratios required by these two agreements beginning with the quarter ended May 27, 2006. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007.
During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases as of June 2, 2007 is $1,449,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost.
On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he will be paid a guarantee fee in the amount of $8,000 per month by the Company for the next six months. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 8.25%. The term loan has a 60 month amortization period with monthly payments beginning June 1, 2007 with the balance due and payable in full on May 15, 2010. The revolving credit facilities are due on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility.
(6) Line of Credit
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that was secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit was paid off in April and May 2007.
(7) Related Party Note Payable, Guarantee by Related Party and Notes Receivable-Related Parties-Officers and Former Directors
On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, required the Company to pay monthly installments of interest, and was due and payable on November 2, 2007. The unpaid principal of the Note was repayable at any time without prepayment penalty or premium. Unpaid principal due under the Note bore interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Note was paid off on May 15, 2007 through the use of the proceeds from the Wells Fargo Busienss Credit revolving line of credit and term loan facilites entered into on May 15, 2007. During the period of time that this related party Note was outstanding, the Company paid Mr. Leahy a total of $451,000 in interest payments.
In order to provide an inducement to Wells Fargo Business Credit to advance funds sufficient to pay off his outstanding loan while providing the Company with adequate working capital access under the revolving line of credit facility, Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he will be paid a guarantee fee in the amount of $8,000 per month by the Company for the next six months. After six months, the Company and Mr. Leahy will revisit the guarantee fee and determine if a revised amount is warranted at that time.
In Fiscal 2001, the Company recorded notes receivable of $1,266,000 from certain officers and directors in connection with the exercise of stock options. The balance due as of September 2, 2006 was $68,000 from Edwin W. Finch, III, a former director. Payments totaling $51,000 were received during the nine months ended June 2, 2007. The remaining balance of $17,000 was due April 2, 2007. No reserve has been made for subsequent collectability at this time. As of June 2, 2007, the amount owed on this note was $17,000 which is presented as a reduction to shareholders’ equity.
(8) Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities consist of timing differences related to allowance for doubtful accounts, depreciation, reserves for excess and obsolete inventory, accrued warranty reserves, and the future benefit associated with Federal and state net operating loss carryforwards. A valuation allowance has been set at approximately $11,250,000 and $9,821,000 at June 2, 2007 and September 2, 2006, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards as determined in accordance with GAAP. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

(9) Net Loss per Share Computation
The components of net loss per basic and diluted share are as follows:

	Three Months Ended		Nine Months Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Basic and Diluted:
Net loss	$(1,755)	$(1,111)	$(4,934)	$(3,429)
Net loss per share	$(0.18)	$(0.12)	$(0.52)	$(0.36)
Weighted average number of common shares outstanding	9,514	9,491	9,509	9,457
Approximately 1,893,000 and 2,372,000 shares of our Common Stock under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for the three-month and nine-month periods ended June 2, 2007 and May 27, 2006, respectively.
(10) Major Customers
For the three months ended June 2, 2007, no customers accounted for more than 10% of our revenues. For the nine-month period ended June 2, 2007, one customer accounted for 14% of net sales.
Net sales from one customer represented 18% of our revenue for the three months ended May 27, 2006. For the nine months ended May 27, 2006, two customers accounted for 13% and 10% of net sales, respectively.
As of June 2, 2007 one customer represented 11% of our accounts receivable balance and as of September 2, 2006, one customer represented 18% of accounts receivable balance.
(11) Geographic Data (In Thousands)
Sales to customers by geographic region as a percentage of net sales are as follows:

	Three Months Ended				Nine Months Ended
	June 2, 2007		May 27, 2006		June 2, 2007		May 27, 2006
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
United States	$7,501	76%	$9,333	71%	$25,724	77%	$27,667	71%
Canada / Mexico	$215	2%	$278	2%	$490	1%	$1,155	3%
Europe	$1,096	11%	$1,166	9%	$3,288	10%	$4,102	11%
Asia-Pacific	$1,009	11%	$2,431	18%	$3,801	12%	$5,773	15%
South America	$9	0%	$11	0%	$28	0%	$27	0%

Total	$9,830		$13,219		$33,331		$38,724
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
Segment information is as follows:

	Three Months Ended June 2, 2007				Nine Months Ended June 2, 2007
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$5,872	$3,958	$9,830	$0	$21,124	$12,207	$33,331
Gross profit	0	492	(293)	199	0	2,754	(214)	2,540
Operating Expense	804	1,108	168	2,080	2,957	3,391	509	6,857
Operating loss	(804)	(616)	(461)	(1,881)	(2,957)	(637)	(723)	(4,317)
Total assets	0	14,078	5,050	19,128	0	14.078	5,050	19,128
Depr. and amortization	0	399	66	465	0	1,396	133	1,529
Capital expenditures	0	149	40	189	0	297	87	384

	Three Months Ended May 27, 2006				Nine Months Ended May 27, 2006
			Advanced				Advanced
		Microelectronics	Medical			Microelectronics	Medical
	Corporate	Operations	Operations	Total	Corporate	Operations	Operations	Total
Net sales	$0	$9,049	$4,170	$13,219	$0	$25,332	$13,392	$38,724
Gross profit	0	2,317	121	2,438	0	5,310	1,598	6,908
Operating Expense	2,204	954	151	3,309	6,670	2,627	602	9,899
Op income (loss)	(2,204)	1,363	(30)	(871)	(6,670)	2,683	996	(2,991)
Total assets	0	19,952	6,047	25,999	0	19,952	6,047	25,999
Depr. and amortization	0	572	70	642	0	1,579	269	1,848
Capital expenditures	0	102	294	396	0	598	325	923
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
We lease a 152,002 square foot facility in Boulder, Colorado for our AMO segment. Our base rent is approximately $1,443,000 for Fiscal 2007. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 77,000 square feet of the facility and approximately 54,000 square feet are vacant. During the third quarter of Fiscal 2007, the Company consolidated its operations to reduce the space we occupied from 104,000 square feet to 77,000 square feet and focused on additional subleasing activities to lease out the excess space. In April 2005, we entered into a ten year sublease agreement for approximately 21,000 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments to be received by the Company of approximately $281,000 per year commenced November 2006. We continue to look for sublease tenants for the remaining 54,000 square feet of vacant space.
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
(14) Litigation Recovery
During Fiscal 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. During Fiscal 2003 and 2004, we obtained judgments against Mr. Fant totaling approximately $2,255,000, excluding interest. During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of common stock previously held by Mr. Fant, approximately $1,842,000 of recoveries. In Fiscal 2005 and 2004 we recognized $481,000 and $1,361,000 of these recoveries, respectively.
During Fiscal 2006 and 2007, the Company continued to seek to collect additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000, which is included in other income in the consolidated statements of operations for the three and nine months ended June 2, 2007. Following the receipt of the settlement, the Company ceased all further action in this matter.

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
Results of Operations
Three Months and Nine Months Ended June 2, 2007 and May 27, 2006:
Net Sales
Net sales for the quarter ended June 2, 2007 were $9,830,000, or a decrease of $3,389,000 or 26% compared to net sales in the same prior year period of $13,219,000. The decrease was a result of several factors. The largest decrease came from our Microelectronics division, which experienced a reduction in legacy business resulting from a series of consolidations in the telecommunications industry and off-shore outsourcing by one of our medical products customers during the current quarter (approximately $1.4 million). Net sales at our flexible substrate business were also lower in the current period due to a reduction in orders from our primary external customer that reduced orders to consume excess inventories of our product (approximately $1.8 million). We presently expect the reduction at our Tempe facility to affect the remainder of the current fiscal year before the volumes are expected to begin to increase. In addition, it is possible the customer might tighten controls over inventory which could cause volumes to be decreased from prior amounts.
For the nine months ended June 2, 2007, net sales were $33,331,000 or a decrease of $5,393,000 or 14% compared to the same prior year period net sales of $38,724,000. The year-to-date reductions were a result of the same factors as in the current quarter and the reduction from our AMO division, which experienced a reduction in design and development contracts during the current fiscal year.

For Fiscal 2007, the sales staff and business development efforts are expanding in all of our divisions in an effort to replace legacy business. The success of these efforts cannot be predicted at this time, but management believes that these efforts will produce expanded sales opportunities in the future and will contribute to future revenues at all of our divisions.
At June 2, 2007, our backlog of orders for sales was estimated at approximately $10 million and we expect to ship our backlog as of June 2, 2007 during the remainder of Fiscal 2007 and into the first quarter of Fiscal 2008. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control. Because our sales are generally tied to the customers’ projected sales and production of their products, our sales levels are subject to fluctuations beyond our control. To the extent that sales to any one customer represent a significant portion of our sales, any change in the sales levels to that customer can have a significant impact on our total sales. In addition, production for one customer may conclude while production for a new customer has not yet begun or is not yet at full volume. These factors may result in significant fluctuations in sales from quarter to quarter and year over year.
Gross Profit
Gross profit was $199,000 (2% of net sales) for the three-months ended June 2, 2007 compared to $2,438,000 (18% of net sales) for the same prior year period. The Company recorded a reduction in its capitalized inventory overhead in the third quarter that impacted the gross profit by $536,000 or 5% of net sales for the quarter. The capitalized overhead is a factor of overhead costs associated with processing and handling each of the inventory categories as well as a factor of the inventory turnover rates. The Company has reduced its overhead costs and has increased its inventory turnover rates during the current fiscal year, which resulted in a lower calculation of capitalized inventory overhead. The reduction in the capitalized overhead resulted in a direct adjustment to cost of goods sold for the quarter. For the nine months ended for the same comparative periods, gross profit was $2,540,000 (8% of net sales) compared to $6,908,000 (18% of net sales). The same adjustment relating to inventory overhead that affected the third quarter impacted the year to date gross profit by 1%. The reduction in percentage of net sales was a result of lower sales volumes, which did not contribute as much to covering fixed operating costs. In addition, the decline in gross margin in the current fiscal year compared to the prior fiscal year was a result of a lower volume of higher margin design, development, verification, and validation contracts at the AMO segment. In addition, our prior year’s levels of fixed overhead costs were structured in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006 and again throughout the first three quarters of Fiscal 2007, but have not had a material impact on the margins for the first three quarters of Fiscal 2007. The Company expects the impact of the cost reductions will be more evident in the operating results for the remainder of the current fiscal year and into Fiscal 2008.
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
Operating Expenses
Selling, general and administrative expenses
For the three month-period ended June 2, 2007, selling, general and administrative expenses were $1,533,000 (16% of net sales), a decrease of $714,000 compared to $2,247,000 (17% of net sales) for the three months ended May 27, 2006. For the nine months ended for the same comparative periods, selling, general and administrative expenses were $4,898,000 (15% of net sales), a decrease of $1,861,000 compared to $6,759,000 (17% of net sales), respectively. The decrease in actual dollars of net sales is reflective of the focus on cost reductions implemented at the end of the first quarter of Fiscal 2007 and continuing into the third quarter of Fiscal 2007. We are focusing on reducing all of our fixed costs to be more in line with current revenue levels, while expanding the sales and business development activities in all of our divisions. Specific cost reductions came in the areas of payroll and payroll related expenses through the reduction in staff in all divisions and corporate departments, reduction in stock related expenses, elimination of image consulting expenses and a tightening of travel and entertainment expenses.
Research, development, and engineering expenses
Research, development, and engineering expenses decreased by $515,000 for the third quarter of Fiscal 2007 compared to the third quarter of Fiscal 2006. As a percentage of net sales, expenses were 6% and 8% for the quarters ended June 2, 2007 and May 27, 2006, respectively. For the nine months ended June 3, 2007 and May 27, 2006, research, development, and engineering expenses decreased by $1,181,000 to 6% of net sales compared to 8% of net sales, respectively. The decrease in actual dollars is reflective of the change in the engineering structure that focuses more heavily on supporting the contract manufacturing nature of our business units instead of a focus on separable research and development. General cost reductions were also made in the first three quarters of Fiscal 2007 as part of the Company’s overall cost reduction efforts.
Interest Expense, Net
Interest expense was $350,000 and $206,000 for the three months ended June 2, 2007 and May 27, 2006, respectively. For the nine months ended June 2, 2007 and May 27, 2006, interest expense was $1,119,000 and $429,000, respectively. The increase reflects the interest expense on the capital leases entered into by the Company during Fiscal 2006 and the increased borrowing under the Company’s line of credit and note from a related party, which were at higher levels compared to the prior year period. During the third quarter of Fiscal 2007, the Company finalized a debt refinancing arrangement and repaid its prior line of credit and repaid the note from a related party. This refinancing reduced the interest rate payable on a substantial portion of the Company’s variable debt.
Income Taxes
We did not record a tax provision in Fiscal 2007 or Fiscal 2006 due to the operating loss in each of these periods. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. This allowance is based on estimates of taxable income by jurisdiction during the period over which the deferred tax assets are recoverable. The economic benefits of our net operating loss carryforwards to future years will continue until expired.
FINANCIAL CONDITION AND LIQUIDITY
We have historically financed our operations through the public and private sale of debt and equity securities, bank borrowings under lines of credit, operating equipment leases and cash generated by operations.
In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that was secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit was paid off in April and May 2007.
On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, required the Company to pay monthly installments of interest, and was due and payable on November 2, 2007. The unpaid principal of the Note was repayable at any time without prepayment penalty or premium. Unpaid principal due under the Note bore interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Note was paid off on May 15, 2007 through the use of the proceeds from the Wells Fargo Busienss Credit revolving line of credit and term loan facilites entered into on May 15, 2007.
On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he will be paid a guarantee fee in the amount of $8,000 per month by the Company for the next six months. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% of over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 8.25%. The term loan has a 60 month amortization period with monthly payments beginning June 1, 2007 with the balance due and payable in full on May 15, 2010. The revolving credit facilities are due on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility.
As a result of these events, at June 2, 2007 our sources of liquidity consisted of $96,000 of cash and cash equivalents and approximately $2 million of available borrowing capacity under our line of credit facility. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.
Beginning in mid-Fiscal 2006, the Company focused efforts on changing its cost structures and operating structures in an effort to reduce costs and strengthen the operational performance of each of segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria and Chanhassen facilities towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the Fiscal 2006 and negatively impacted the first quarter of Fiscal 2007. Further cost reductions were undertaken during the first nine months of Fiscal 2007 to better align costs with current revenue levels. These reductions also had a negative impact on the first nine months of Fiscal 2007 due in part to severance obligations in certain instances and inventory adjustments.
Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was hired as the Company’s Chief Financial Officer in June 2006. He continues to fulfill that dual role and his efforts are targeted on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Initiatives include:
•	Refinancing our debt to improve cash flow.

•	Emphasis on sales efforts in all of our business segments.

•	Focusing on gross margin improvements at all segments by focusing on our material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in the AMO segment. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand. Our initiatives targeted a reduction in inventories by a total of $1 million by the end of Fiscal 2007, and we exceeded that target by over $500,000 during the first nine months of Fiscal 2007.
For the remainder of Fiscal 2007, we intend to limit spending for manufacturing equipment. All expenditures will be made on an as needed basis and future capital expenditures will be budgeted as part of the strategic planning and budgeting process for Fiscal 2008 as we determine our needs to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing for the next 12 months.
The Company is currently in violation of its debt service coverage ratio covenant under its bank agreement with Commerce Bank. The Company has received waivers for any violations of its debt covenants with Commerce Bank through September 1, 2007 and no demand has been made by the lender for the outstanding principal balance under the Agreement. There is no assurance the debt covenants will be met or waived in the future.
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
Interest Rate Risk
On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s chairman of the board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he will be paid a guarantee fee in the amount of $8,000 per month by the Company for six months . The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 8.25%. The term loan has a 60 month amortization period with monthly payments beginning June 1, 2007 with the balance due and payable in full on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility.
A change in interest rate for the credit facilities with Wells Fargo Business Credit is not expected to have a material adverse effect on our near-term financial condition or results of operation. A 1% change in the interest rate based on the balance outstanding at June 2, 2007 would represent an increase in annual interest expense of approximately $47,000. Our other financing arrangements, which include our lease financings, do not fluctuate with the movement of general interest rates.
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
There were no changes in our system of internal controls during the third quarter of Fiscal 2007. In July 2006, Mark Thomas replaced Timothy Clayton as the Company’s Chief Financial Officer. In October 2006, Mark Thomas also became the Company’s Chief Executive Officer.
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
We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are dedicating resources, including senior management time and effort, and incurring costs in connection with our ongoing Section 404 assessment. We are in the process of documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our senior management is regularly discussing any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations.
Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will have to include management’s evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text-version of the CEO and CFO certifications referencing management’s responsibility for internal controls. However, in this first year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management’s evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission. Beginning with our Annual Report on Form 10-K for Fiscal 2009, we will have to include both management’s evaluation of internal control and the auditor attestation.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover a failure to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
During Fiscal 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. During Fiscal 2003 and 2004, we obtained judgments against Mr. Fant totaling approximately $2,255,000, excluding interest. During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of common stock previously held by Mr. Fant, approximately $1,842,000 of recoveries. In Fiscal 2005 and 2004 we recognized $481,000 and $1,361,000 of these recoveries, respectively.
During Fiscal 2006 and 2007, the Company continued to seek to collect additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000. Following the receipt of the settlement, the Company ceased all further action in this matter.
Item 1A. Risk Factors.
In addition to the Risk Factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 2, 2006, the Company has added the following risk factor which should be read in conjunction with the other information in this report.
Guarantee from our Chairman of the Board of Directors. The Company may incur guarantee fees to Mr. Leahy past the first six months of the guarantee period and it is unknown what those fees will be at this time.
Item 6. Exhibits
a) Exhibits
10.1	Form of Credit and Security Agreement by and between HEI, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division dated May 15, 2007.

10.2	Form of Credit and Security Agreement for the Export-Import Bank Guaranteed Credit Facility by and among HEI, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division dated May 15, 2007.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HEI, Inc.
Date: July 16, 2007	/s/ Mark B. Thomas
Mark B. Thomas Chief Executive Officer and Chief Financial Officer