Form 10-K
period 2007-09-01
HEI INC
filed 2007-11-30
CIK 351298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2007.
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

Registrant’s telephone number, including area code:
(952) 443-2500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.05 Per Share	NASDAQ Capital Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (March 3, 2007) was approximately $10.1 million.

As of November 28, 2007, 9,542,887 of the registrant’s common shares, par value $.05 per share, were outstanding.

Documents Incorporated By Reference

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive Proxy Statement relating to its 2008 Annual Meeting of Shareholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

FORWARD-LOOKING STATEMENTS

Some of the information included in this Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully for the following reasons: such statements may discuss our future expectations, such statements contain projections of future earnings or financial condition and such statements may state other forward-looking information. Although it is important to communicate our expectations, there may be events in the future that we are not accurately able to predict or over which we have no control. The Risk Factors included in Item 1A of this Annual Report on Form 10-K provide examples of such risks, uncertainties and events that may cause actual results to differ materially from our expectations and the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, as we undertake no obligation to update these forward-looking statements to reflect ensuing events or circumstances, or subsequent actual results.

GENERAL INFORMATION

HEI, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise.

During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2007 ended September 1, 2007, fiscal year 2006 ended on September 2, 2006, and fiscal year 2005 ended on August 31, 2005, and are identified herein as Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

PART I

Item 1.	Business.

Divestiture

The Company sold substantially all the assets and liabilities of its Radio Frequency Identification (“RFID”) business unit for $3 million in cash effective August 31, 2007. This business unit was part of the Microelectronics Operations as further described below. The divestiture, which occurred at the end of Fiscal 2007, is treated as a discontinued operation of the Company. All results of operations and assets and liabilities of RFID for all periods presented have been restated and classified as discontinued operations. All references to the business are based on results of operations from continuing operations. The sale of RFID, completed at the end of Fiscal 2007, resulted in a pre-tax gain of approximately $1.7 million reported in the Company’s Fiscal 2007 results. Cash proceeds from the sale were used to reduce borrowing under the Company’s existing credit facility.

Business of the Issuer

We operate two business segments that provide a comprehensive suite of services from design and development, testing to transitional manufacturing and full service contract manufacturing.

Our Microelectronics segment, which has operations in Victoria, Minnesota and Tempe, Arizona, offers:

•	high density miniaturization solutions providing a full range of services from front end development through the full production process.

•	specialized substrates which are used as platforms for microelectronic assembly.

•	innovative engineering resulting in creative technological solutions.

•	continuous improvement and lean flow manufacturing.

•	the ability to develop and implement full range test software and hardware solutions.

Our Advanced Medical Operation (“AMO”) segment, with operations in Boulder, Colorado, offers:

•	design, development, validation and verification services for medical box build products and software interfaces for Class I, II and III medical devices.

•	transitional manufacturing services for medical products.

•	complete contract manufacturing and service work for medical box build products.

Segment data for each of the last three fiscal years is disclosed in the financial statements included in Item 8 of this report.

Microelectronics Operations

In our Victoria, Minnesota facility, we design microelectronic components that are integrated into medical or telecommunications devices. Typically these microelectronic circuits consist of assembling one or more integrated circuits (ICs) or chips and some passive electronic components onto a substrate. These microelectronic assemblies are typically integrated into our customers’ end products such as implantable defibrillators, cochlear implants, insulin pumps or network switching systems. For example, in the case of an insulin pump, the microelectronic assemblies start with a complex flexible substrate provided by our Tempe, Arizona facility. Then our Victoria, Minnesota facility builds up a circuit onto the flexible substrate attaching active and passive electronic components. We ship this sub-assembly to our customers who further assemble the insulin pump into a shell with an LED, battery and insulin vile as a finished device. Our Victoria and Tempe facilities have been ISO 9000:2000 compliant since August 2003.

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

Our Tempe facility designs and manufactures high quality, high density flexible and rigid-flex substrates. We utilize specialized tooling strategies, advanced procedures and a highly trained team to minimize circuit handling to obtain consistent processing parameters throughout the manufacturing process. Tempe supplies a portion of the substrates used in the microelectronics circuits built in our Victoria facility including defibrillator and insulin pump component manufacturing. In addition, the Tempe facility sells flexible substrates directly to customers for implantable and non-implantable medical devices as well as optical communications circuit applications. We continue to leverage market interest in designing microelectronics with flexible substrates to grow HEI’s total business.

Advanced Medical Operations

Our Boulder, Colorado facility provides Electronics Manufacturing Services in four key areas relating to our Advanced Medical Operations. For large medical device original equipment manufacturers (OEMs) and emerging medical device companies, we provide design and development services, software validation and verification services and value added services including fulfillment, distribution and end of life services. Our design and development projects generally include project concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing and development of test specifications and procedures. We also perform verification and validation test for software used in medical device applications. HEI maintains a technical staff of engineers with backgrounds in electrical, mechanical, software and manufacturing disciplines. The manufacturing group manages a production line that utilizes a combination of lean flow and six sigma manufacturing techniques. This group currently manufactures electro mechanical designs for medical diagnostic and therapeutic hardware and medical imaging subsystems. We are a registered device manufacturer with the Food and Drug Administration (the “FDA”) and are required to meet the FDA’s Quality System Regulation (“QSR”) standards. Manufacturing projects include pre-production and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services. In addition, our Boulder facility provides logistical support distributing devices directly to the OEMs’ customers. Finally, HEI provides service support to medical imaging and therapeutic medical device customers, ranging from receipt and decontamination of field returns to troubleshooting, repair or shipping new products, to managing the documentation required by the FDA.

Customers:  We sell our products through our employed sales staff located at our Victoria, Tempe and Boulder facilities. The Victoria and Tempe sales staff work often together as the flexible and rigid flex substrates produced by our Tempe facility are utilized on a number of products produced by our Victoria operation. In addition to direct sales contact, we utilize trade shows to promote our name and our products and services.

We currently have agreements with GE Healthcare, Johnson & Johnson Ethicon Gynacare Division and Johnson & Johnson Biosense Webster Division. In addition, we have annual agreements with 8 of our top 20 customers. These agreements typically include basic understandings that relate to estimated volume requirements, as well as a range of prices for the coming year. These agreements generally are cancelable by either party for any reason upon advanced notice given within a relatively short time period (eight to twelve weeks) and, upon such cancellation, the customer is liable only for any residual inventory purchased in accordance with the agreement as well as work in progress. Although these annual agreements do not commit our customers to order specific quantities of products, they set the sale price and are useful as they assist us in forecasting customer’s orders for the upcoming year.

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

Proprietary Technology:  We use proprietary technology and proprietary processes to incorporate such technology into many of our customer’s products. We protect this technology through patents, proprietary information agreements with our customers and vendors and non-disclosure agreements with substantially all of our employees. We have approximately 13 different inventions across the spectrum of our activities, which consist of 7 issued patents and 6 pending patents. We pursue new patentable technologies whenever practicable and have extended many of these filings in international venues. Our two most recent granted US patents are “High Frequency Interconnection For Circuits” and “Hearing-Aid Assembly Using Folded Flex Circuits”. The High Frequency Interconnection patent describes a radio frequency microcircuit package and interconnection device which minimizes impedance mismatch between circuit elements. The hearing-aid patent saves space and reduces the cost of manufacturing hearing aids. We bring value to our customers, in part, by leveraging our publicly disclosed technology as well as our internally protected trade secrets and know-how to provide solutions and enhancements to our customer’s products. These capabilities include the application of multiple manufacturing technologies from both product performance and product manufacturability perspectives, manufacturing processes, such as lean-flow, that reduce overall production cost, and systems and methodologies that streamline development resulting in robust product designs that fulfill the stringent requirements of the FDA. Our proprietary technology and patents are incorporated into our daily production and design efforts which allow us to maintain our competitiveness in the marketplace and allows us to differentiate ourselves with our customers when compared to competitors that do not have such proprietary technologies.

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

The FDA’s QSR for medical devices sets forth requirements for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our Boulder facility. The FDA reviewed our procedures and records during routine general inspections with the latest review in Fiscal 2007.

We are not directly subject to any governmental regulations or industry standards at our Victoria and Tempe facilities. However, we are subject to certain industry standards in connection with our ISO 9000:2000 certification. Our products and manufacturing processes at such facilities are subject to customer review for compliance with such customer’s specific requirements. The main purpose of such customer reviews is to assure manufacturing compliance with customer specifications and quality. All facilities are subject to local environmental regulations.

Over 90 countries have adopted the ISO 9000 series of quality management and quality assurance standards. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation and servicing. The quality systems for our AMO segment are ISO 13485 certified, and our Victoria and Tempe facilities achieved ISO 9000:2000 certification in August 2003.

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

Dependence on Single or Few Customers and Backlog:  The table below shows the percentage of our net sales to major customers that accounted for more than 10% of total net sales in our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005.

	Fiscal Years Ended
Customer	2007	2006	2005

Animas (a Johnson & Johnson company)	14%	10%	10%
Cochlear (formerly Crystalaid)	11%	15%	6%
GE Medical Systems	3%	9%	13%

Animas, a subsidiary of Johnson & Johnson, is a customer for our Hearing/Medical market at the Victoria operation; Cochlear is a customer of our Tempe operation and is part of our Hearing/Medical market; and GE Medical Systems, a subsidiary of General Electric Company, is a customer of our Advanced Medical Operations. See Note 15 to our Consolidated Financial Statements — Major Customer, Concentration of Credit Risk and Geographic Data — for financial information about net sales from external customers attributed to specific geographic areas.

The following table illustrates the approximate percentage of our net sales by markets served.

	Fiscal Years Ended
Market	2007	2006	2005

Medical/Hearing	85%	84%	87%
Communications	13%	14%	11%
Industrial	2%	2%	2%

At September 1, 2007, our backlog was approximately $15.1 million compared to approximately $14.9 million and approximately $20.1 million at September 2, 2006 and August 31, 2005, respectively. We expect to ship our backlog as of September 1, 2007 during Fiscal 2008. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

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

Engineering, Research and Development:  The amount that we spent on company-sponsored engineering, research and development activities aggregated approximately $2.3 million, $4.0 million and $3.2 million for our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, respectively.

Employees:  On September 1, 2007, we employed 250 full-time persons, 2 part-time and an equivalent of 18 full-time employees on a contract basis.

Geographical Information:  Our geographical data for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report.

Website and Available Information:  Our website is located at www.heii.com. Information on this website does not constitute part of this Annual Report on Form 10-K.

We make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available through a link on our website or upon written request to our Chief Executive Officer at P.O. Box 5000, 1495 Steiger Lake Lane, Victoria, Minnesota, 55386.

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

We have a history of losses.  For the Fiscal 2007, we had a gross profit of $1.7 million generated from net sales of $38.4 million with which to cover sales, marketing, research, development and general administrative costs. Our sales, marketing, research, development and general administrative costs have historically been a significant percentage of our net sales, due partly to the expenses of developing leads and the relatively long period required to convert leads into sales associated with selling products in the medical and telecommunications markets. For Fiscal 2007, our operating expenses were $8.0 million and exceeded our gross profit by $6.4 million. For Fiscal 2006, our operating expenses were $12.4 million and exceeded our gross profit by $4.6 million. For Fiscal 2005, our operating expenses were $11.2 million and exceeded our gross profit by $450,000. Total net loss for Fiscal 2007 was $5.7 million compared to a net loss in Fiscal 2006 of $6.1 million and a $355,000 net income for Fiscal 2005. Although we expect our operating losses as a percentage of net sales to decline and reach break-even during Fiscal 2008, we may not achieve profitability.

We may need to raise additional capital if we do not quickly become profitable.  Based on our line of credit availability of $3.7 million at September 1, 2007 and our expectation that we will generate positive cash from operations in Fiscal 2008, we anticipate having sufficient cash resources for at least the next twelve months. The business environment may not be conducive to raising additional debt or equity financing. If we borrow additional money, we may incur significant additional interest charges or other restrictive or onerous provisions, which could harm our operating results. Holders of debt may also have rights, preferences or privileges senior to those of existing holders of our common stock. If we raise additional equity, the terms of such financing may dilute the ownership interests of current investors and cause our stock price to fall significantly. We may not be able to secure financing upon acceptable terms at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products or customer base, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results, and financial condition.

We rely on a guarantee from our Chairman in connection with our line of credit facility.  Our line of credit facility is backed in part by personal collateral of our Chairman of the Board of Directors. This collateral was essential in securing the underlying line of credit and is essential to the current availability under this credit facility. If this guarantee is no longer available to the Company, the entire line of credit is at risk of being terminated and the outstanding balance due in full. If this were to occur, the Company may not be able to repay the outstanding balance.

The price of our stock has been volatile and we could be delisted from the NADSAQ Capital Market.  Our common stock price has been and may continue to be volatile, and there is a risk we could be delisted from the NASDAQ Capital Market. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of variations in our quarterly operating results and volatility in the financial markets. On September 10, 2007, the Company received a notice from The NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with the requirements for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4), due to the fact that the closing bid price of the Company’s common stock has not exceeded $1.00 for a consecutive 30 day period. NASDAQ stated in its notice that, in accordance with the NASDAQ Marketplace Rules, the Company will be provided 180 calendar days, or until March 10, 2008, to regain compliance. If our stock is delisted from the NASDAQ Capital Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations if it is delisted from the NASDAQ Capital Market. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the NASDAQ Capital Market which have market price of less that $1.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such stock.

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

Fluctuations in the price and supply of components used to manufacture our products may negatively affect our results of operations.  Substantially all of our manufacturing services are provided on a turnkey basis in which we, in addition to providing design, assembly and testing services, are responsible for the procurement of the components that are assembled by us for our customers. Although we attempt to minimize margin erosion as a result of component price increases, in certain circumstances we are required to bear some or all of the risk of such price fluctuations, which could adversely affect our operating results. To date, we have generally been able to negotiate contracts that allow us to adjust our prices on a periodic basis (typically quarterly, semi-annually, or annually); however, there can be no assurance that we will be able to do so in all cases.

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

Single source components and component shortages.  Certain of the assemblies manufactured by us require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components purchased from any of our key suppliers could have a material adverse impact on our financial performance. From time to time, our suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components. While we have not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could negatively affect our operating results.

Our costs may increase significantly if we are unable to forecast customer orders and production schedules.  The level and timing of orders placed by customers vary due to the customers’ attempts to balance their inventory, changes in customers’ manufacturing strategies, and variations in demand for the customers’ products. Due in part to these factors, many of our customers do not commit to firm production schedules more than several months in advance of requirements. Our inability to forecast the level of customers’ orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty could also significantly increase our costs related to manufacturing product. In the past, we have been required to increase staffing and incur other expenses in order to meet the anticipated demands of our customers. From time to time, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer’s business needs, both of which have adversely affected our operating results. On other occasions, customers have required rapid increases in production that has placed an excessive burden on our resources. There can be no assurance that we will not experience similar fluctuations in customer demand in the future.

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

Future quarterly and annual operating results may fluctuate substantially due to a number of factors, many of which are beyond our control and could cause our stock price to decline.  We have experienced substantial fluctuations in our annual and quarterly operating results, and such fluctuations may continue in future periods. Our operating results are affected by a number of factors, many of which are beyond our control, including the following: we may manufacture products that are custom designed and assembled for a specific customer’s requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize to the degree anticipated, if at all; we may incur significant start-up costs in the production of a particular product, which costs are expensed as incurred and for which we attempt to seek reimbursement from the customer; we may experience fluctuations and inefficiencies in managing inventories, fixed assets, components and labor, in the degree of automation used in the assembly process, in the costs of materials, and the mix of materials, labor, manufacturing, and overhead costs; we may experience unforeseen design or manufacturing problems, price competition or functional competition (other means of accomplishing the same or similarly packaged end result); we may be unable to pass on cost overruns; we may not be able to gain the benefits expected out of lean-flow manufacturing at our Victoria facility; we may not have control over the timing of expenditures, customer product delivery requirements and the range of services provided; and we may experience variance in the amount and timing of orders placed by a customer due to a number of factors, including inventory balancing, changes in manufacturing strategy, and variation in product demand attributable to, among other things, product life cycles, competitive factors, and general economic conditions.

Any one of these factors, or a combination of one or more factors, could adversely affect our annual and quarterly operating results, which in turn may cause our stock price to decline.

We may fail to adequately adjust our expenses to predicted net sales in any given period or we may experience significant fluctuations in quarterly net sales because the sales cycle for our products and services is lengthy and unpredictable.  While our sales cycle varies from customer to customer, it historically has ranged from two to 12 months. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by the complexity of the product to be developed and manufactured as well as a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. As a result of this variability, combined with the fact that many of our expenses are fixed, we may fail to adequately adjust our expenses to predicted net sales in any given period or we may experience significant fluctuations in quarterly net sales.

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

Our business success may be adversely affected by our ability to hire and retain employees.  Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. We rely upon the acquisition and retention of employees with extensive technological experience. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in recruiting new personnel and retaining existing personnel. Some of our employees are subject to employment agreements that can be terminated upon providing 30 days advance, written notice by either party. The majority of our employees, including our Chief Executive Officer, are employees at will. The loss of one or more key employees may materially adversely affect our growth.

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

Failure to comply with our debt covenants may require us to immediately repay our outstanding balances and/or may affect our ability to borrow funds in the future, either of which may adversely affect our future operating results.  At various times over the past five years, we have not been in compliance with our debt covenants. These defaults have had the effect of, among other things, increasing the cost of our financing.

Failure to meet our debt covenants in the future may require us to: further increase borrowing rates; incur amendment fees; incur additional restrictions on our ability to borrow additional funds; immediately repay our outstanding balances; find a new lender, which may cause us to incur costs in connection with such new lending relationship; and reduce the number of potential alterative lenders.

Any one of these factors, or a combination of one or more factors, could adversely affect our ability to borrow funds in the future or adversely affect future operating results or our ability to continue operations.

We may fail to have enough liquidity to operate our business because we may not adequately adjust our expenses to actual revenue in any given period, which may dramatically and negatively impact our cash flow.  Our basis for determining our ability to fund our operations depends on our ability to accurately estimate our revenue streams and our ability to accurately predict our related expenditures. Furthermore, our borrowing base is tied to eligible accounts receivable and inventory balances. As a result, we may fail to adequately adjust our expenses to actual revenue in any given period or we may experience significant fluctuations in quarterly revenue, either of which may dramatically and negatively affect our cash flow.

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

The loss of a key customer may reduce our operating results and financial condition.  The loss of a key customer could adversely effect our operating results and financial condition. In Fiscal 2007, two customers accounted for 14% and 11% of our net sales and the same customers accounted for 10% and 15%, respectively, of our net sales for Fiscal 2006, and 10% and 6%, respectively, for Fiscal 2005. Also in Fiscal 2005, one additional customer accounted for 13% of net sales. No other customer was over 10% of net sales in Fiscal 2007, Fiscal 2006 or Fiscal 2005. Although our objective is to reduce the concentration of sales to any customers, we expect that sales to a relatively small number of customers will continue to account for a substantial portion of net sales for the foreseeable future. The loss of, or a decline in orders from, any one of our key customers would materially adversely affect our operating results and financial condition. We are working to maintain a focused yet diverse market and customer mix. New customers and programs can have a significant ramp up effort associated with getting the product ready for delivery. The efforts associated with managing a more diversified customer base and projects could prove to be more difficult than previously thought and could result in loss of customers and net sales.

If we are unable to develop new products and services our net sales could decrease.  Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. Our products are based upon specifications from our customers. We may not be able to satisfactorily design and manufacture customer products based upon these specifications.

If we fail to properly anticipate the market for new products and service we may lose net sales.  Even if we are able to successfully identify, develop and manufacture as well as introduce new products and services, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results and financial condition could be materially adversely affected. The following factors could affect the success of our products and services in the microelectronic and other marketplaces: the failure to adequately equip our manufacturing plant in anticipation of increasing business; the failure of our design team to develop products in a timely manner to satisfy our present and potential customers; and our limited experience in specific market segments in marketing our products and services.

Our business may suffer if we are unable to protect our intellectual property rights.  Intellectual property rights are important to our success and our competitive position. It is our policy to protect all proprietary information through the use of a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our intellectual property rights. There is no assurance that these agreements, provisions and laws will be adequate to prevent the imitation or unauthorized use of our intellectual property. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which infringement of our intellectual property exists, infringement could be a persistent problem. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent that the laws of the United States protect our intellectual property rights. If our intellectual property rights are not protected, our business may suffer if a competitor uses our technology to capture our business, which could cause our sales and our stock price to decline. Furthermore, even if the agreements, provisions and intellectual property laws prove to be adequate to protect our intellectual property rights, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our manufacturing methods, processes or technologies.

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

We may pursue future significant corporate transactions, such as acquisitions, divestitures or investments that may adversely affect our financial position or cause our net sales to decline or loss per share to increase.  In the future, we may pursue significant corporate transactions, such as acquisitions, divestitures or investments in businesses, products and technologies that could focus, complement or expand our business. Such transactions, though, involve certain risks such as: we may not be able to negotiate acceptable terms with respect to an acquisition, divestiture or investment, or finance an acquisition or investment successfully; a divestiture could reduce consolidated sales volumes and any economies associated with a larger enterprise; the integration of acquired businesses, products or technologies into our existing business may fail; and we may issue equity securities, incur debt, assume contingent liabilities, accept credit risk or have amortization expenses and write-downs of acquired assets which could cause our results of operations to suffer.

If our customers are unable to gain market acceptance for the products that we develop or manufacture for them, we may lose net sales.  We design and manufacture components for other companies. For products we manufacture, our success is dependent on the acceptance of those products in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new product or procedure. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Some of our customers, especially emerging growth companies, have limited or no experience in marketing their products and may be unable to establish effective sales and marketing and distribution channels to rapidly and successfully commercialize their products. If our customers are unable to gain any significant market acceptance for the products we develop or manufacture for them, our business will be adversely affected.

If we fail to comply with environmental laws and regulations we may be fined and prohibited from manufacturing products.  As a small generator of hazardous substances, we are subject to local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances, such as waste oil, acetone and alcohol that are used in very small quantities to manufacture our products. While we are currently in compliance with applicable regulations, if we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes or cease operations.

We are dependent on a single market, and adverse trends in that market may reduce our revenues.  During the past several years, we have been significantly dependent on a single market. In Fiscal 2007, Fiscal 2006 and Fiscal 2005, 85%, 84% and 87%, respectively, of our net sales came from the medical/hearing market. This market is characterized by intense competition, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize cost. Accordingly, we may be adversely affected by these market trends to the extent that they reduce our revenues. In particular, if manufacturers in the medical/hearing market develop new technologies that do not incorporate our products, or if our competitors offer similar products at a lower cost to such manufacturers, our revenues may decrease and our business would be adversely affected. A significant amount of our non-hearing instrument industry sales are made in the medical products industry, which is characterized by trends similar to those in the hearing instrument manufacturer industry.

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

We have excess space available for sublease at our Colorado facility and may not be able to find qualified sublease tenants.  Our lease agreement at our Colorado facility allows for us to sublease out any excess space, subject to the approval of our landlord. We currently have a tenant for a portion of the facility and are actively looking for additional sublease tenants to sublease up to 55,000 square feet of vacant space or space that could be made available through changes in the current layout of the operation. Our ability to find additional sublease tenants will have an impact on the operating performance of that division if we cannot provide an offset to our base rent and facility operating costs.

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

We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock.  As of September 1, 2007, we had options outstanding to acquire 883,000 shares of our common stock, exercisable at prices ranging from $1.28 to $20.38 per share, with a weighted average exercise price of $5.64 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price.

The market price of our common stock may be reduced by future sales of our common stock in the public market.  Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of September 1, 2007, these shares consist of:

•	1,363,000 shares beneficially owned by our executive officers and directors; and

•	approximately 1,835,000 shares issuable to option and warrant holders.

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

The trading dynamics of our common stock makes it subject to large fluctuations in the per share value.  Our common stock is a micro-stock that is thinly traded on The NASDAQ Capital Market. In some cases, our common stock may not trade during any given day. Small changes in the demand for shares of our common stock can have a material impact, both negatively and positively, in the trading share price of our stock. In addition, the Company’s common stock could become delisted from the NASDAQ Capital Market which could further impact the per share value and trading volumes of our common stock.

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

Our amended and restated articles of incorporation provide for a classified board of directors with staggered, three-year terms. Our amended and restated articles of incorporation also require the affirmative vote of a supermajority (80%) of the voting power for the following matters: to approve the merger or consolidation of us or any subsidiary with or into any person that directly or indirectly beneficially owns, or owned at any time in the preceding 12 months, five percent or more of the outstanding shares of our stock entitled to vote in elections of directors, referred to as a “Related Person”; to authorize the sale of substantially all of our assets to a Related Person; to authorize the issuance of any of our voting securities in exchange or payment for the securities or assets of any Related Person, if such authorization is otherwise required by law or any agreement; to adopt any plan for the dissolution of us; and to adopt any amendment, change or repeal of certain articles of the Amended and Restated Articles of Incorporation, including the articles that establish the authority of the Board of Directors, the supermajority voting requirements and the classified Board of Directors.

These provisions may have the effect of deterring a potential takeover or delaying changes in control or our management.

If we are not able to establish an effective control environment in Fiscal 2008, we will not comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting.  Section 404 of the Sarbanes-Oxley Act requires that we attest as to the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending August 30, 2008, referred to as Fiscal 2008. Under applicable SEC rules and regulations, management may not conclude that a company’s internal control over financial reporting is effective if there are one or more material weaknesses in the company’s internal control over financial reporting. We have initiated the process of documenting our internal control process and our evaluation of those controls. We cannot provide any assurance that we will timely complete the evaluation of our internal controls, including implementation of the necessary improvements to our internal controls, or that even if we do complete this evaluation and make such improvements, we will do so in time to permit us to test our controls and complete our attestation procedures in a manner that will allow us to comply with the applicable SEC rules and regulations relating to internal controls over financial reporting by the filing deadline for our Annual Report on Form 10-K for Fiscal 2008.

The market price of our shares may experience significant price and volume fluctuations for reasons over which we have little control.  The trading price of our common stock has been, and is likely to continue to be volatile. The closing price of our common stock as reported on The NASDAQ Capital Market has ranged from a high of $4.53 to a low of $0.65 over the past two years. Our stock price could be subject to wide fluctuations in response to a variety of factors, including, but not limited to, the risks relating to an investment in our stock described above and the following: new products or services offered by us or our competitors; actual or anticipated variations in quarterly operating results; announcements of significant acquisitions, strategic partnerships, joint ventures, capital commitments or divestitures by us or our competitors; issuances of debt or equity securities; changes in requirements or demands for our services; technological innovations by us or our competitors; quarterly variations in our or our competitors’ operating results; changes in prices of our or our competitors’ products and services; changes in our revenue and revenue growth rates; changes in financial or earnings estimates by market analysts; speculation in the press or analyst community; general market conditions or market conditions specific to particular industries; and other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The NASDAQ Capital Market and companies in our industry, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own an approximately 48,000 square foot facility for administration and microelectronics production in Victoria, Minnesota, a suburb of Minneapolis, which was originally built in 1981. The facility serves as collateral for a number of our financings.

We lease an approximately 13,000 square foot production facility in Tempe, Arizona for our high density flexible substrates. The lease extends through July 31, 2010. Base rent is approximately $100,000 per year. We lease another approximately 4,000 square foot mixed office and warehouse space facility in Tempe Arizona that is used for office and storage space in support of the Tempe operation. The second Tempe lease termination date coincides with the lease termination date on the other space in Tempe — July 31, 2010. The base rent on the second Tempe lease is approximately $32,000 per year.

We lease an approximately 152,000 square foot facility in Boulder, Colorado for our AMO segment operations. Our base rent is approximately $1,486,000 for Fiscal 2008. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 76,000 square feet of the facility and approximately 55,000 is vacant. In April 2005, we entered into a ten year sublease agreement for approximately 21,000 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments payable of approximately $281,000 per year commenced in November 2006. We are continuing to look for sublease tenants for the remaining 55,000 square feet of vacant space.

We consider our current facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.

During Fiscal 2003, we commenced litigation against Mr. Fant, our former Chief Executive Officer and Chairman. The complaint alleged breach of contract, conversion, breach of fiduciary duty, unjust enrichment and corporate waste resulting from, among other things, Mr. Fant’s default on his promissory note to us and other loans and certain other matters. During Fiscal 2003 and 2004, we obtained judgments against Mr. Fant totaling approximately $2,255,000, excluding interest. During Fiscal 2004 and 2005, we obtained, through garnishments and through sales of common stock previously held by Mr. Fant, approximately $1,842,000 of recoveries. In Fiscal 2005 and 2004, we recognized $481,000 and $1,361,000 of these recoveries, respectively.

During Fiscal 2006 and 2007, the Company continued to seek to collect additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000, which is included in other income in the consolidated statements of operations for Fiscal 2007. Following the receipt of the settlement, the Company ceased all further action in this matter.

Item 4.	Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol HEII. Below are the high and low sales prices for each quarter of our fiscal years ending September 1, 2007 and September 2, 2006, for our common stock. Effective December 28, 2006, the Company’s securities were transferred to the NASDAQ Capital Market. Prior to that time, the Company’s securities were listed on the NASDAQ Global Market.

Fiscal Year Ended September 1, 2007	High	Low

First Quarter	$2.70	$1.50
Second Quarter	1.70	1.23
Third Quarter	1.40	1.09
Fourth Quarter	1.19	0.65

Fiscal Year Ended September 2, 2006	High	Low

First Quarter	$4.00	$3.10
Second Quarter	4.53	2.50
Third Quarter	2.99	2.27
Fourth Quarter	2.76	1.85

As of November 1, 2007, we had 282 direct shareholders of record of our common stock based on data obtained from our transfer agent.

Possible Delisting of our Common Stock from the NASDAQ Capital Market

On September 10, 2007, the Company received a notice from The NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with the requirements for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4), due to the fact that the closing bid price of the Company’s common stock has not exceeded $1.00 for a consecutive 30 day period. NASDAQ stated in its notice that, in accordance with the NASDAQ Marketplace Rules, the Company will be provided 180 calendar days, or until March 10, 2008, to regain compliance.

Dividends

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

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities during Fiscal 2007.

Shareholder Return Performance Presentation

The following line graph compares the cumulative total shareholder return on the Common Stock to the cumulative total return of the Russell 2000 (RUT) and the PHGILA SemiConductor (SOXX) Index for the last five years. Returns are based on a $100 investment on September 1, 2001, and are calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends.

Total Return to Shareholders

		Russell
	HEI Inc	2000	PHGILASemiCon
8/31/2002	100.00	100.00	100.00
8/31/2003	85.94	127.23	151.92
8/31/2004	34.85	140.15	123.60
8/31/2005	66.34	170.48	157.82
9/2/2006	54.65	184.56	148.08
9/1/2007	14.65	202.80	165.74

Equity Compensation Plan Information

The following table sets forth certain information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of September 1, 2007.

Number of Shares
		Weighted-	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in the
Plan Category	and Rights	Rights	First Column)

Equity compensation plans approved by shareholders	883,325	$5.64	1,116,675
Equity compensation plans not approved by shareholders	—	—	—

Total	883,325	$5.64	1,116,675

Item 6.	Selected Financial Data.

Set forth below is selected financial data on a historical basis for the Company and its consolidated subsidiaries for the fiscal years ended September 1, 2007, September 2, 2006, and August 31, 2005, 2004 and 2003. During Fiscal 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2007 ended on September 1, 2007 and fiscal year 2006 ended on September 2, 2006. These results may not be indicative of future results. This information should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K. Results for Fiscal 2006, Fiscal 2005, Fiscal 2004 and Fiscal 2003 have been restated to present comparable results for the RFID discontinued operations as if that divestiture had taken place in each of those respective fiscal years.

	Fiscal Year Ended
	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
	(In thousands, except per share amounts)

Net sales	$38,384	$49,061	$52,642	$39,945	$35,555
Cost of sales	36,817	41,223	41,880	36,122	28,925

Gross profit	1,567	7,838	10,762	3,823	6,630

Operating expenses:
Selling, general and administrative	5,653	8,429	8,285	7,770	7,393
Research, development and engineering	2,330	4,001	3,227	3,159	2,410
Unusual charges (gains)	—	—	(300)	1,359	331

Operating loss	(6,416)	(4,592)	(450)	(8,465)	(3,504)
Other income (expense), net	(772)	(810)	133	1,507	(1,205)

Loss from continuing operations before income taxes	(7,188)	(5,402)	(317)	(6,958)	(4,709)

Income tax expense (benefit)	—	—	—	—	(21)

Loss from continuing operations	(7,188)	(5,402)	(317)	(6,958)	(4,688)

Income (loss) from discontinued operations	(217)	(655)	672	(51)	59
Gain on sale of discontinued operations	1,748	—	—	—	—

Net loss	(5,657)	(6,057)	355	(7,009)	(4,629)
Deemed dividend on preferred stock	—	—	1,072	—	—

Net loss attributable to common shareholders	$(5,657)	$(6,057)	$(717)	$(7,009)	$(4,629)

Net income (loss) per common share—
Basic and Diluted:
Net income (loss) from continuing operations	$(0.75)	$(0.57)	$(0.04)	$(0.90)	$(0.71)
Discontinued operations	0.16	$(0.07)	$0.08	$(0.01)	$0.01

Deemed dividend on preferred stock	—	$—	$0.13	$—	$—

Net loss per common shareholders	$(0.59)	$(0.64)	$(0.09)	$(0.90)	$(0.70)

Weighted average common shares outstanding:
Basic	9,522	9,469	8,382	7,745	6,629
Diluted	9,522	9,469	8,958	7,745	6,629
Balance sheet as of year end:
Working capital	$2,988	$5,120	$9,781	$3,414	$5,728
Total assets	15,702	26,872	28,494	25,112	26,503
Long-term debt, less current maturities	4,350	2,824	1,813	1,833	2,555
Shareholders’ equity	3,360	8,764	13,796	9,957	13,191

(a)	The Company sold substantially all of its assets and liabilities of its RFID business unit effective August 31, 2007. The divestiture, which occurred at the end of Fiscal 2007, is treated as a discontinued operation for the Company. In March 2007, the Company received a final net settlement of $225,000, relating to the Fant litigation, which is included in other income in the consolidated statements of operations for Fiscal 2007.

(b)	Fiscal 2006 includes a charge to cost of sales of approximately $1 million resulting from our change in accounting estimate relating to our inventory overhead calculations, which adversely impacted our gross profit by the same amount.

(c)	Fiscal 2005 includes an unusual net gain of $300,000 from the settlement of an outstanding claim against the seller of the AMO operations that we acquired in January 2003.

(d)	Fiscal 2004 unusual charges consisted of $894,000 in outside legal and accounting costs in connection with our litigation against, and other issues involving, Mr. Fant and $465,000 of an asset impairment. Other income included $1,361,000 of judgment recovery against Mr. Fant and a $472,000 gain recognized in connection with the prepayment of a subordinated promissory note.

(e)	Fiscal 2003 unusual charges consisted of an impaired asset write-down of $331,000. Other expense included costs related to the non-cash write off of bank fees of $181,000 related to the terminated revolving line of credit with LaSalle Business Credit, LLC and a reserve of $841,000 for Mr. Fant’s promissory note and other amounts due from Mr. Fant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Advanced Medical Operations development contracts are typically discrete time and materials projects that generally do not involve separately priced deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers.

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

Long-lived Assets

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for our long-lived assets, including intangible assets, during fiscal 2007, 2006 or 2005. Although the Company has not generated positive cash flows in certain prior years, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows from these long-lived assets in the future. While the Company currently believes the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

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

At September 1, 2007 and September 2, 2006, we had valuation allowances of approximately $12,103,000 and $9,821,000, respectively, because of uncertainties related to the ability to utilize certain Federal and state net loss carryforwards due to our historical losses and net tax operating loss carryforward position. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which our deferred tax assets are recoverable.

RESULTS OF OPERATIONS

Percentage of Net Sales

	Fiscal Year Ended
	2007	2006	2005

Net Sales	100%	100%	100%
Cost of Sales	96%	84%	80%

Gross profit	4%	16%	20%
Selling, general and administrative	15%	17%	16%
Research, development and engineering	6%	8%	6%
Other	1%	2%	—%
Discontinued operations	(4)%	1%	(1)%

The following table illustrates the approximate percentage of our net sales by market served.

	Fiscal Years Ended
Market	2007	2006	2005

Medical/Hearing	85%	84%	87%
Communications	13%	14%	11%
Industrial	2%	2%	2%

Net Sales

Net sales for Fiscal 2007 were $38,384,000, a decrease of $10,677,000, or 22%, from net sales of $49,061,000 in Fiscal 2006. Net sales for our Microelectronic operations were $22.7 million in Fiscal 2007 as compared to $31.2 million in Fiscal 2006 or a decrease of $8.5 million or 27%. Sales at our AMO operations were $15.7 million compared to $17.9 million in Fiscal 2006 or a decrease of $2.2 million or 12%. The decrease was a result of several factors. The largest decrease came from our Microelectronics segment, which experienced a reduction in legacy business resulting from a series of consolidations in the telecommunications industry and off-shore outsourcing by one of our medical products customers during the current year. Net sales at our flexible substrate business were also lower in Fiscal 2007 due to a reduction in orders from our primary external customer that reduced orders to consume excess inventories of our product. Volumes at our Tempe facility increased subsequent to the end of Fiscal 2007 as our primary external customer increased orders and we increased the amount of interplant orders from our Victoria operation. Also on a year over year basis, our AMO segment experienced a reduction in design and development contracts.

During Fiscal 2007, the sales staff and business development efforts were expanding in all of our segments in an effort to replace legacy business. The success of these efforts cannot be predicted at this time, but management believes that these efforts will produce expanded sales opportunities in the future and will contribute to future revenues at all of our segments.

At September 1, 2007, our backlog of orders for sales was estimated at approximately $15.1 million compared to approximately $14.9 million and $20.1 million at September 2, 2006 and August 31, 2005, respectively. We expect to ship our backlog during the first and second quarters of Fiscal 2008. Our backlog is not necessarily a firm commitment from our customers and can change, in some cases materially, beyond our control.

Net sales for Fiscal 2006 were $49,061,000, a decrease of $3,581,000, or 7%, from net sales of $52,642,000 in Fiscal 2005. Our Microelectronic operations achieved sales of $31.2 million in Fiscal 2006 as compared to $29.3 million in Fiscal 2005 or an increase of $1.9 million or 6%. Sales at our AMO operations decreased from $23.2 million in Fiscal 2005 to $17.9 million in Fiscal 2006 or a $5.3 million or 23% decrease. At the Microelectronics segment, the primary reason for the increase was the increased production and output of flexible substrate materials at our Tempe facility which was facilitated by the addition of equipment during the fiscal year. At our AMO operations, the decrease was primarily driven by a decrease in design and development business which was a result of the termination of one program for one customer and the loss of contract software development projects with two other customers.

Net sales to medical/hearing customers represented 85%, 84% and 87% of total net sales for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. The consistency in this market are indicative of the acceptance of the customer’s products in this market and the expected strength of this market as companies continue to use companies like HEI as contract manufacturers. The decrease in Fiscal 2006 was a result of the shift to more communications products as existing customers increased their sales volumes resulting from further market acceptance of their products.

Net sales to the communications market were 13%, 14% and 11% of net sales for Fiscal 2007, 2006 and 2005, respectively. The increase in Fiscal 2006 over Fiscal 2005 was the result of targeted marketing efforts initiated in prior years to focus on niche customers in these markets. Sales efforts to these customers resulted in incremental revenues in Fiscal 2006 and we benefited from a general expansion of the global communications markets.

When taking into account the sale of the Company’s RFID business unit that is presented as a discontinued operation, the net sales to the Industrial markets was consistent at 2% for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

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

Gross Profit

Our gross profit as a percentage of net sales was 4% for Fiscal 2007 as compared to 16% in Fiscal 2006 and 20% in Fiscal 2005. The decline in gross profit was affected by several factors.

The reduction in percentage of net sales was a result of lower sales volumes, which did not contribute as much to cover fixed operating costs. In addition, the decline in gross margin in the current fiscal year compared to the prior fiscal year was a result of a lower volume of higher margin design, development, verification, and validation contracts at the AMO segment. In addition, our prior year’s levels of fixed overhead costs were structured in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006 and again throughout Fiscal 2007, but did not have a material impact on the margins for Fiscal 2007 as sales reduced at a faster rate than we were able to reduce fixed and variable costs. The Company believes that it has adjusted its costs to be consistent with current sales volumes with gross profit as a percent of net sales expected for Fiscal 2008.

The decline in gross margin in Fiscal 2006 compared to Fiscal 2005 was a result of a shift in sales mix at our AMO segment which resulted in a higher percentage of lower margin manufacturing revenues compared to higher margin design and development and verification and validation contracts. In addition, our fixed overhead costs were structured at higher levels in anticipation of significantly higher sales volumes than were actually achieved. Cost reductions were made in the later part of Fiscal 2006, but not in time to show a material impact on the gross margins. During Fiscal 2006, the Company changed its estimates for the calculation of inventory carrying costs relating to the computation of overhead associated with its inventory categories. Specifically, the Company believes that its prior estimates, which included significant allocations of quality control costs in the computations, were no longer representative of the costs associated with its current inventory make up. The change in estimate was further supported by the change in the Company’s product mix and resulting inventory make up, expanding regulatory and compliance nature of the Company’s quality control function and the shift to a business unit configuration for the Company compared to a previously corporate-centralized configuration for our operations. The Company believes that this change in estimate is more representative of our changing inventory make up during the last fiscal year. The change in estimate resulted in a $1 million reduction in inventory carrying costs as of September 2, 2006 and adversely impacted our gross margin in Fiscal 2006 by approximately $1 million.

Our gross margins are heavily impacted by fluctuations in net sales, due to the fixed nature of many of our manufacturing costs, and by the mix of products manufactured in any particular quarter. In addition, the start up of new customer programs could adversely impact our margins as we implement the complex processes involved in the design and manufacture of ultra miniature microelectronic devices. We anticipate that our gross profit margins will start to improve in Fiscal 2008. We continue to work to improve our process which we believe will enable us to see improved gross profit margins in the future.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses in total were $5.6 million or 15% of net sales for Fiscal 2007 compared to $8.4 million or 17% of net sales in Fiscal 2006 and $8.3 million or 16% of net sales in Fiscal 2005. The decrease in actual dollars of net sales is reflective of the focus on cost reductions implemented throughout Fiscal 2007. We are focused on reducing all of our fixed costs to be more in line with current revenue levels, while expanding the sales and business development activities in all of our segments. Specific cost reductions came in the areas of payroll and payroll related expenses through the reduction in staff in all segments and corporate departments (at September 1, 2007 we had 268 full-time equivalent employees compared to 441 full-time equivalent employees at September 2, 2006), reduction in stock related expenses ($185,000 for Fiscal 2007 compared to $503,000 in Fiscal 2006), elimination of image consulting expenses and a tightening of travel and entertainment expenses. Fiscal 2006 selling, general and administrative costs were higher as a percentage and in actual dollars as a result of expanded expenses in anticipation of significantly higher sales volumes in all of our segments. The increased sales volumes were not achieved and expenses were not adjusted in time to compensate for the change in estimated revenues and profitability. The expenses were not adjusted down until late in the fiscal year. In addition, in Fiscal 2006, we recorded a non-cash expense of approximately $503,000 relating to charges for stock based compensation under SFAS 123(R), “Share-Based Payment” that is now required to be recorded in the financial statements when in the prior year, the expense was disclosed only in the footnotes to the financial statements.

Research, development, and engineering expenses

Research, development, and engineering expenses were $2.3 million or 6% of net sales compared to $4.0 million or 8% of net sales for Fiscal 2006 and $3.2 million or 6% of net sales for Fiscal 2005. The decrease in actual dollars is reflective of the change in the engineering structure that focuses more heavily on supporting the contract manufacturing nature of our business segments instead of a focus on separable research and development. General cost reductions were also made in the first three quarters of Fiscal 2007 as part of the Company’s overall cost reduction efforts. In Fiscal 2006 compared to Fiscal 2005, the increases reflect additional engineering activities to improve manufacturing processes and design and development work associated with new customer programs. For Fiscal 2008, we expect that research, development and engineering costs will be more fully absorbed into the manufacturing and sales functions as we continue to realign our engineering activities to provide the support needed to meet our customer and internal needs.

Gain on Settlement

During Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs, was a gain of $300,000. All the cash related to this settlement was received in Fiscal 2005.

Interest Expense

Interest expense for Fiscal 2007 was $1.3 million as compared to $776,000 for Fiscal 2006 as compared with $667,000 in Fiscal 2005. The increase reflects the interest expense on the capital leases entered into by the Company during Fiscal 2006 and the increased borrowing under the Company’s line of credit and note from a related party, which were at higher levels and rates compared to the prior year period. During the third quarter of Fiscal 2007, the Company finalized a debt refinancing arrangement and repaid its prior line of credit and repaid the note from a related party. This refinancing reduced the interest rate payable on a substantial portion of the Company’s variable debt. The increase in interest expense in Fiscal 2006 compared to Fiscal 2005 was due to added borrowing relating to capital leases initiated in Fiscal 2006 and additional borrowing under the revolving credit agreements as a result of operating losses sustained during Fiscal 2006.

Income Tax Expense (Benefit)

We did not record a tax provision in Fiscal 2007, Fiscal 2006 or Fiscal 2005 since we have unutilized net operating loss carryforwards from prior years which will be utilized to offset taxes associated with income in future years. We have established a valuation allowance to fully reserve the deferred tax assets because of uncertainties related to our ability to utilize certain federal and state loss carryforwards as measured by GAAP. The economic benefits of our net operating loss carryforwards to future years will continue until expired.

At the end of Fiscal 2007, we had net operating loss carryforwards of approximately $30.1 million, expiring at various dates ranging from 2012 through 2027. Though valuation allowances have been established, we still retain all the economic benefits of the net operating loss in future years.

Deemed Dividend on Preferred Stock

The deemed dividend on preferred stock was recorded in Fiscal 2005 and resulted from the sale of our preferred stock. On May 9, 2005, we completed the sale of 130,538 shares of our Series A Convertible Preferred Stock. Each share of the Preferred Stock is immediately convertible into ten shares of common stock. Because the Preferred Stock was issued at a discount to the market price on the date of issue and because it is immediately convertible into common stock, we were required to record a deemed dividend on preferred stock in our financial statements for the year ended August 31, 2005. This non-cash dividend is to reflect the implied economic value to the preferred shareholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850,000 was recorded as equity. The fair value allocated to the preferred stock of $2,550,000 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072,000 at the date of issuance of the preferred stock. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The deemed dividend on preferred stock is a reconciling item on the statement of operations to adjust reported net income (loss) to “net income (loss) available to common shareholders.”

FINANCIAL CONDITION

Our net cash flow provided by operating activities was $1,298,000 for Fiscal 2007 compared to net cash flow used in operating activities of $2,648,000 and $2,956,000 for Fiscal 2006 and Fiscal 2005, respectively. The net loss sustained in Fiscal 2007 of $5,657,000 was offset by reductions in accounts receivable due to a reduction in sales, but also an improvement in days outstanding, and a reduction in inventory as part of our effort to reduce inventories as well as a reduction in the capitalization of inventory overhead. The use of cash in operations in Fiscal 2006 was driven by the $6,057,000 net loss sustained by the Company during Fiscal 2006. Reductions in accruals in the normal course of business also impacted our net cash flow used in operations. In Fiscal 2005, the primary factors affecting net cash flow used in operations was an increase of $2,544,000 of accounts receivable and an increase of $1,257,000 of inventory. Also in Fiscal 2005, we paid down accounts payable and accrued liabilities during the year which required the use of cash and caused us to increase the use of our line of credit. We generated a net loss of $5,657,000 in Fiscal 2007 as compared to a net loss of $6,057,000 in Fiscal 2006 as compared with net income of

$355,000 in Fiscal 2005. The net loss in Fiscal 2007 was reduced by a gain of $1.7 million on discontinued operations that resulted from the sale of our RFID business unit at the close of Fiscal 2007.

Our net cash flow provided by (used in) investing activities was $2,693,000, $149,000 and ($1,249,000) for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. We spent $461,000, $977,000 and $1,404,000 on capital expenditures and patent costs in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. Spending on capital expenditures was funded through the use of debt and capital leases. The capital expenditures relate to facility improvements and purchases of manufacturing equipment to enhance our production capabilities, capacity and quality control systems. In Fiscal 2007, we received net proceeds from the sale of our RFID business unit which improved the Company’s cash flow by approximately $3,000,000. In Fiscal 2006, we had a refund of a security deposit from our facility at our AMO segment which provided approximately $1,000,000 in additional cash flow to the Company.

Our net cash flow used in financing activities in Fiscal 2007 was ($4,488,000) and was primarily related to the net repayments against our line of credit and repayments of our long-term debt. The net repayments against our line of credit were made possible by the cash proceeds of $3 million from the sale of our RFID business at the close of Fiscal 2007. Our net cash flow from financing activities in Fiscal 2006 was $2,822,000 and was primarily related to net borrowing under our line of credit of $3,385,000 which was used to offset operating losses. We also repaid $749,000 in long-term debt during Fiscal 2006. In addition to these financing activities, we also utilized $2,314,000 in non-cash capital lease financing to acquire equipment. Our net cash flow from financing activities in Fiscal 2005 was $4,356,000 and was primarily related to cash proceeds from the issuance of Series A Convertible Preferred Stock during the year. This offering generated net proceeds of $3,162,000 for the Company. We also generated cash through additional borrowings on our line of credit of $1,253,000 and by the repayments on notes from officers and former directors of $228,000. During Fiscal 2005, we repaid $381,000 on our long-term debt. In addition to these financing activities, we also utilized non-cash capital lease financing to acquire $442,000 of equipment.

The result of these activities was a decrease in cash of $497,000 in Fiscal 2007 as compared to an increase in cash of $323,000 in Fiscal 2006 as compared with an increase in cash of $151,000 in Fiscal 2005. At the end of Fiscal 2007, our cash balance was $177,000.

Accounts receivable average days outstanding were 42 days at September 1, 2007 compared to 64 days at September 2, 2006 and compared to 55 at August 31, 2005. Inventory turns were 11.3, 5.9 and 6.0 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. The inventory turns for Fiscal 2007 and Fiscal 2006 were impacted by the change in estimate for inventory overhead capitalization costs during these years which reduced the comparable inventory balances.

The Company’s current ratio at the end of Fiscal 2007 was 1.6:1 as compared to 1.3:1 and 1.9:1 at the end of Fiscal 2006 and Fiscal 2005, respectively. The increase in Fiscal 2007 was a result of a complete change of the makeup of both current assets and current liabilities from the prior fiscal year. Accounts receivable were lower due to lower sales, but also faster collection of balances due. Inventories were also reduced to improve cash flow and as a result of further reductions in inventory overhead capitalization due to our changing corporate support structures. At the same time, current liabilities were reduced due to a refinancing of our debt that resulted in long-term liability classification of our line of credit compared to the prior year’s current liability classification and a reduction in accounts payable due to lower revenue levels and a reduction in accrued liabilities due to reduced expense structures. The decrease in Fiscal 2006 compared to Fiscal 2005 was due to additional borrowings under the line of credit and a reduction in security deposit that was refunded to the Company during Fiscal 2006 and reduction in inventory carrying costs which resulted from a change in estimate of the inventory overhead calculations as of September 2, 2006. As of September 1, 2007, our current liabilities included $848,000 in current maturities of long-term debt and we had long-term debt of $4,350,000 which included $2,115,000 under our revolving line of credit and shareholders equity of $3,360,000. The previous revolving line of credit was categorized as a current liability for the calculation of the current ratio.

TERM-DEBT

Long-term debt

During our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, we have undertaken a number of activities to restructure our term-debt. The following is a summary of those transactions:

The Company had two separate loans in the original aggregate amount of $2,350,000 under Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first loan, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This loan is secured by our Victoria, Minnesota facility. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009. The second loan, with Commerce Financial Group, Inc., in the amount of $1,150,000 was executed on October 28, 2003. The second loan was secured by our Victoria facility and certain equipment located at our Tempe facility. The second loan was due October 27, 2007, but the loan was paid off early through the use of the proceeds from the Wells Fargo Business Credit revolving line of credit and term loan facilities that were entered into on May 15, 2007. There was no outstanding balance under the second loan as of September 1, 2007.

The Company has not been in compliance with the debt service coverage ratios required by these two agreements beginning with the quarter ended May 27, 2006. The Company has received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007.

During Fiscal 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of these leases at September 1, 2007 is $133,000 with an average effective interest rate of 16%. These agreements are for three years and at the end of the lease, we have the option to purchase the equipment at an agreed upon value which is generally approximately 20% of the original equipment cost.

During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases at September 1, 2007 is $1,508,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease, we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost.

On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he is paid a guarantee fee in the amount of $8,000 per month by the Company. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria, Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe, Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The prime rate was 8.25% at September 1, 2007. The term loan has a 60 month amortization period with monthly payments beginning June 1, 2007 with the balance due and payable in full on May 15, 2010. The revolving credit facilities are due on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility.

These credit facilities with Wells Fargo Business Credit (“Wells”) contain customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum/minimum cumulative net loss/net income position through February 2008 and a minimum debt service coverage ratio beginning with the Company’s fiscal year 2008. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Wells under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in the Company’s Chairman of the Board, which if they occur may constitute an event of default. In November 2007, Wells waived all previous covenant violations for Fiscal 2007 and agreed to work with the Company to establish new covenant levels for the future. Based upon the discussions with Wells regarding the proposed new covenant levels, the Company believes it will be able to meet the new financial covenants in Fiscal 2008, once established.

Short-term debt

Since early in Fiscal 2003, we had an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota. The initial term of the Credit Agreement expired September 1, 2006 and was automatically extended to March 1, 2007. The Credit Agreement provided for a maximum amount of credit $5,000,000 and was an accounts receivable backed facility and was additionally secured by inventory, intellectual property and other general intangibles. The Credit Agreement was not subject to any restrictive financial covenants. The balance on the line of credit was $3,948,000 and $2,563,000 as of September 2, 2006 and August 31, 2005, respectively. The Credit Agreement as amended on July 7, 2005 bore an interest rate of Prime plus 2.75%. There was also an immediate discount of .85% for processing. The Credit Agreement was paid off in full in May 2007.

On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, and required the Company to pay monthly installments of interest, and a maturity of November 2, 2007. Unpaid principal due under the Note bears interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Company used $2,200,000 of the proceeds of the Secured Loan to satisfy the Company’s obligations under the Credit Agreement with Beacon Bank. The remainder of the proceeds were available for general working capital needs. The Secured Loan was paid off in full on May 15, 2007. During the period of time that this related party Note was outstanding, the Company paid Mr. Leahy a total of $451,000 in interest payments.

In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that is secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit, which had a balance of $2,000,000 outstanding, expired on April 18, 2007 and was paid off in April and May 2007.

FISCAL 2007 LIQUIDITY

We generated a net loss in Fiscal 2007 of $5,657,000, a net loss in Fiscal 2006 of $6,057,000 and net income in Fiscal 2005 of $355,000. Net sales declined in each of Fiscal 2007 and Fiscal 2006 as compared to Fiscal 2005. The Company experienced an increase in sales in Fiscal 2005 compared to Fiscal 2004 and anticipated the sales increase to continue during Fiscal 2006. As a result, our costs were structured to support the higher level of anticipated sales including selling, general and administrative costs and research, development and engineering costs. The higher sales levels were not achieved during Fiscal 2006 or Fiscal 2007 and cost reductions were not implemented until late in Fiscal 2006 and throughout Fiscal 2007. These cost reductions had little to no impact in reducing the operating loss during Fiscal 2006 and the severance costs and inventory adjustments negatively impacted results during Fiscal 2007. In addition, during Fiscal 2007, a change in the sales mix at our AMO segment reduced the overall gross margin contribution on the sales that were achieved at that segment. During Fiscal 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000). The operating losses sustained during Fiscal 2007 have been funded through borrowing under our various line of credit facilities and the Company has excess borrowing capacity under its current line of credit facility to fund the operation through its turnaround efforts over the next several quarters.

On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return, he is paid a guarantee fee in the amount of $8,000 per month by the Company in consideration for the guarantee and collateral pledge. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria, Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe, Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 7.50%. The term loan has a 60 month amortization period with monthly payments that began June 1, 2007 with the balance due and payable in full on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility with a term date of May 15, 2010.

These credit facilities with Wells Fargo Business Credit (“Wells”) contain customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum/minimum cumulative net loss/net income position through February 2008 and a minimum debt service coverage ratio beginning with the Company’s fiscal year 2008. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Wells under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in the Company’s Chairman of the Board, which if they occur may constitute an event of default. In November 2007, Wells waived all previous covenant violations for Fiscal 2007 and agreed to work with the Company to establish new covenant levels for the future. Based upon the discussions with Wells regarding the proposed new covenant levels, the Company believes it will be able to meet the new financial covenants in Fiscal 2008, once established.

On August 31, 2007, the Company sold its RFID business unit for $3 million cash, resulting in a pre-tax gain of approximately $1.5 million reported in the Company’s Fiscal 2007 results. Cash proceeds from the sale were used to reduce borrowing under the Company’s existing credit facility as of September 1, 2007.

As a result of these events, at September 1, 2007 our sources of liquidity consisted of $177,000 of cash, offset by $191,000 in checks in excess of bank balances, and had available borrowing capacity of approximately $3,700,000 under our revolving credit facility. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.

Beginning in mid-Fiscal 2006, the Company focused efforts on changing its cost structures and operating structures in an effort to reduce costs and strengthen the operational performance of each of segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria facility towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the Fiscal 2006 and negatively impacted the first quarter of Fiscal 2007. Further cost reductions were undertaken during Fiscal 2007 to better align costs with current revenue levels. These reductions also had a negative impact on Fiscal 2007 due in part to severance obligations in certain instances and inventory adjustments.

Beginning in Fiscal 2007, the Company hired a new Chief Executive Officer, who was hired as the Company’s Chief Financial Officer in June 2006. He continues to fulfill that dual role and his efforts are targeted on cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Initiatives include or included:

•	Refinancing our debt to improve cash flow.

•	Emphasis on sales efforts in all of our business segments.

•	Focusing on gross margin improvements at all segments by focusing on our material costs, labor costs and overhead structures.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion. This will help to offset a portion of the operating costs and lease costs of that facility.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand.

During Fiscal 2007, we limited spending for manufacturing equipment. All expenditures were made on an as needed basis and future capital expenditures of approximately $1 million have been budgeted as part of the strategic planning and budgeting process for Fiscal 2008 as we assessed our needs to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels that may include reduction of spending for research and development and engineering, elimination of budgeted raises, reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other sources of liquidity are available which may include issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Our contractual cash obligations at September 1, 2007, excluding any potential sublease income, are summarized in the following table. Long-term debt obligation does not include any potential interest to be paid on the revolving line of credit facility:

	Payments Due By Period
					More
		Less Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
	In thousands (000’s)

Long-term debt obligations	$3,817	$224	$3,593	$—	$—
Capital lease obligations	1,911	917	994	—	—
Operating lease obligations	21,872	1,751	3,485	3,297	13,339

Total contractual obligations	$27,600	$2,892	$8,072	$3,297	$13,339

New Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, our Fiscal 2008. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 was effective for our Fiscal 2007 and did not have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

Market Risk

We do not have material exposure to market risk from fluctuations in foreign currency exchange rates because all sales are denominated in U.S. dollars.

Interest Rate Risk

We are exposed to a floating interest rate risk from our term credit note with Commerce Bank, a Minnesota state banking association, and on our revolving credit facility and term loan with Wells Fargo Business Credit. The Commerce Bank note, in the amount of $1,200,000, was executed on October 14, 2003 and has a floating interest rate. The term of this note is six years with interest at a nominal rate of 6.50% per annum until October 31, 2006. Thereafter the interest rate adjusts to a nominal rate per annum equal to the then Three Year Treasury Base Rate (as defined) plus 3.00%; provided, however, that in no event will the interest rate be less than the Prime Rate plus 1.0% per annum. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year.

On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. The current prime rate is 7.50%. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility with a term date of May 15, 2010.

Changes in interest rates for the Commerce Bank tern credit note and Wells credit facility and term loan are not expected to have a material adverse effect on our near-term financial condition or results of operation. Our financing arrangements, which include our lease financings, do not fluctuate with the movement of general interest rates.

In April 2006, the Company entered into a supplemental $2,000,000 revolving line of credit with Beacon Bank that expired in April 2007. Borrowings under the Line of Credit bore an interest rate of Prime plus 2.75% and a processing fee of .65%. The Line of Credit was paid off in full in May 2007.

Prior to May 2007, the Company was a party to a credit agreement with Beacon Bank that provided for a maximum amount of credit of $5,000,000. The Credit Agreement as amended on July 7, 2005 bore an interest rate of Prime plus 2.75%. There was also an immediate discount of .85% for processing. The Beacon Bank Credit Agreement was paid off in full in May 2007.

On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, and required the Company to pay monthly installments of interest, and a maturity of November 2, 2007. Unpaid principal due under the Note bore interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Secured Loan was paid off in full in May 2007.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements as of September 1, 2007 and September 2, 2006, and for each of the years ended September 1, 2007, September 2, 2006 and August 31, 2005, together with the Reports of our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on the pages indicated below.

HEI, INC.

CONSOLIDATED BALANCE SHEETS

	September 1,	September 2,
	2007	2006
	(In thousands, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$177	$674
Accounts receivable, net of allowance for doubtful accounts of $106 and $113, respectively	4,449	8,588
Inventories	3,260	6,192
Deferred income taxes	528	830
Other current assets	321	287
Current assets of discontinued operations	—	1,454

Total current assets	8,735	18,025

Property and equipment:
Land	216	216
Building and improvements	4,302	3,984
Fixtures and equipment	21,829	22,585
Accumulated depreciation	(20,456)	(19,536)

Net property and equipment	5,891	7,249

Net property and equipment of discontinued operations	—	468
Security deposit	526	550
Other long-term assets	550	580

Total assets	$15,702	26,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash in bank	$191	$—
Line of credit	—	5,948
Current maturities of long-term debt	848	1,038
Accounts payable	3,215	3,529
Accrued liabilities	1,493	2,177
Current liabilities of discontinued operations	—	213

Total current liabilities	5,747	12,905

Deferred income taxes	528	830
Other long-term liabilities, less current maturities	1,717	1,549
Long-term debt, less current maturities	4,350	2,824

Total other long-term liabilities, less current maturities	6,595	5,203

Total liabilities	12,342	18,108

Shareholders’ equity:
Undesignated stock; 5,000,000 shares authorized; none issued	—	—
Convertible preferred stock, $.05 par; 167,000 shares authorized; 32,000 shares issued and outstanding; liquidation preference at $26 per share (total liquidation preference $832,000)	2	2
Common stock, $.05 par; 20,000,000 and 13,000,000 shares authorized; 9,570,000 and 9,563,000 shares issued and 9,543,000 and 9,504,000 outstanding	478	475
Paid-in capital	27,763	27,581
Accumulated deficit	(24,883)	(19,226)
Notes receivable-related parties-officers and former directors	—	(68)

Total shareholders’ equity	3,360	8,764

Total liabilities and shareholders’ equity	$15,702	$26,872

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005
	(In thousands, except share
	and per share data)

Net sales	$38,384	$49,061	$52,642
Cost of sales	36,817	41,223	41,880

Gross profit	1,567	7,838	10,762

Operating expenses:
Selling, general and administrative	5,653	8,429	8,285
Research, development and engineering	2,330	4,001	3,227
Gain on settlement	—	—	(300)

Operating loss	(6,416)	(4,592)	(450)

Interest expense	(1,312)	(776)	(667)
Other income (expense), net	540	(34)	800

Loss from continuing operations before income taxes	(7,188)	(5,402)	(317)
Income tax provision (benefit)	—	—	—

Loss from continuing operations	(7,188)	(5,402)	(317)
Income (loss) from discontinued operations	(217)	(655)	672
Gain on sale of discontinued operations	1,748	—	—

Net income (loss)	(5,657)	(6,057)	355
Deemed dividend on preferred stock	—	—	1,072

Loss attributable to common shareholders	$(5,657)	$(6,057)	$(717)

Income (loss) per common share — basic and diluted:
Continuing operations	$(0.75)	$(0.57)	$(0.04)
Discontinued operations	0.16	(0.07)	0.08
Net income (loss)	(0.59)	(0.64)	0.04
Deemed dividend on preferred stock	—	—	(0.13)
Net loss attributable to common shareholders	$(0.59)	$(0.64)	$(0.09)
Weighted average common shares outstanding:
Basic	9,522,000	9,469,000	8,382,000

Diluted	9,522,000	9,469,000	8,958,000

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Convertible				Related	Total
	Common		Preferred	Convertible	Additional		Party—	Share-
	Stock Shares	Common	Stock Shares	Preferred	Paid-In	Accumulated	Notes	Holders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Receivable	Equity
	(In thousands, except share data)

Balance, August 31, 2004	8,357,000	$418	—	$—	$22,426	$(12,452)	$(435)	$9,957
Net income	—	—	—	—	—	355	—	355
Payments on officers loans	—	—	—	—	—	—	228	228
Issuance of Convertible Preferred Stock and warrants, net of expenses	—	—	130,538	7	3,155	—	—	3,162
Conversion of Convertible Preferred Stock into common stock	985,000	49	(98,538)	(5)	(44)	—	—	—
Issuance of common shares under stock benefit plans and option plans	37,000	2	—	—	92	—	—	94
Deemed dividend on preferred stock	—	—	—	—	1,072	(1,072)	—	—

Balance, August 31, 2005	9,379,000	469	32,000	2	26,701	(13,169)	(207)	13,796

Net loss	—	—	—	—	—	(6,057)	—	(6,057)
Payments on officers loans	—	—	—	—	—	—	139	139
Stock based compensation expense	—	—	—	—	503	—	—	503
Issuance of common stock to landlord recognized as long-term asset	100,000	5	—	—	331	—	—	336
Issuance of common shares under stock benefit plans and option plans	25,000	1	—	—	46	—	—	47

Balance, September 2, 2006	9,504,000	475	32,000	2	27,581	(19,226)	(68)	8.764

Net loss	—	—	—	—	—	(5,657)	—	(5,657)
Payments on former director loan	—	—	—	—	—	—	51	51
Write-off of former director loan	—	—	—	—	—	—	17	17
Stock based compensation expense	—	—	—	—	185	—	—	185
Issuance of common shares under stock benefit plans and option plans	39,000	3	—	—	(3)	—	—	—

Balance, September 1, 2007	9,543,000	$478	32,000	$2	$27,763	$(24,883)	$ (—)	$3.360

The accompanying notes are an integral part of the consolidated financial statements.

HEI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005
	(In thousands, except share data)

Cash flow from operating activities:
Net income (loss)	$(5,657)	$(6,057)	$355
Depreciation and amortization	1,989	2,473	2,454
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Accounts receivable allowance (recovery)	(18)	(33)	36
(Gain) loss on disposal of property and equipment and other	4	49	(130)
Gain on sale of discontinued operations	(1,748)	—	—
Write off of former director loan	17	—	—
Stock based compensation expense	185	503	—
Changes in operating assets and liabilities:
Restricted cash related to deferred litigation recovery	—	—	481
Accounts receivable	4,211	106	(2,544)
Inventories	3,108	1,044	(1,257)
Other current assets	(25)	820	85
Other long-term assets	—	—	152
Accounts payable	(199)	(284)	(1,644)
Accrued liabilities	(569)	(1,269)	(944)

Net cash flow provided by (used in) operating activities	1,298	(2,648)	(2,956)

Cash flow from investing activities:
Additions to property and equipment	(451)	(955)	(1,314)
Proceeds from the sale of assets	177	96	155
Additions to patents	(10)	(22)	(90)
Security deposit	24	1,030	—
Proceeds from sale of discontinued operations	2,953	—	—

Net cash flow provided by (used in) investing activities	2,693	149	(1,249)

Cash flow from financing activities:
Checks written in excess of cash in bank	191	—	—
Issuance of common stock under stock plans	—	47	94
Proceeds from issuance of convertible preferred stock and warrants, net of expenses	—	—	3,162
Officer/former director note repayment	51	139	228
Payment of debt issuance costs	(118)	—	—
Repayment of long-term debt	(1,121)	(749)	(381)
Proceeds from long-term debt	2,457	—	—
Net borrowings (repayments) on line of credit	(5,948)	3,385	1,253

Net cash flow provided by (used in) financing activities	(4,488)	2,822	4,356

Net increase (decrease) in cash and cash equivalents	(497)	323	151
Cash and cash equivalents, beginning of year	674	351	200

Cash and cash equivalents, end of year	$177	$674	$351

Supplemental disclosures of cash flow information:
Interest paid	$1,269	$799	$645
Income taxes paid	—	—	—

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Overview

HEI, Inc. and subsidiaries are referred to herein as “HEI,” the “Company,” “us,” “we” or “our,” unless the context indicates otherwise. We provide a comprehensive range of engineering, product design, automation and test, manufacturing, distribution, and fulfillment services and solutions to our customers in the hearing, medical device, medical equipment, communications, computing and industrial equipment markets. We provide these services and solutions on a global basis through three facilities in North America. These services and solutions support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support.

Fiscal Year

During fiscal year 2006, the Company changed its fiscal year end to a 52 or 53 week period ending on the Saturday closest to August 31. Fiscal year 2007 ended September 1, 2007, fiscal year 2006 ended on September 2, 2006, and fiscal year 2005 ended on August 31, 2005, and are identified herein as Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Discontinued operations

The Company sold substantially all of the assets and liabilities of its RFID business effective August 31, 2007. The divestiture, which occurred at the end of Fiscal 2007, is treated as a discontinued operation for the Company. All results of operations and assets and liabilities of RFID for all periods presented have been restated and classified as discontinued operations. All references to the business are based on results of operations from continuing operations.

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

Our Advanced Medical Operations development contracts are typically discrete time and materials projects that generally do not involve separately priced deliverables. Development contract revenue is recognized ratably as development activities occur based on contractual per hour and material reimbursement rates. Development contracts are an interactive process with customers as different design and functionality is contemplated during the design phase. Upon reaching the contractual billing maximums, we defer revenue until contract extensions or purchase orders are received from customers. We occasionally have contractual arrangements in which part or all of the payment or billing is contingent upon achieving milestones or customer acceptance. For those contracts we evaluate whether the contract should be accounted using the completed contract method if the term of the arrangement is short-term or using the percentage of completion method for longer-term contracts.

Cash Equivalents.  The Company considers its investments in all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed Federal insured limits.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable.  The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company’s customer base. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $106,000 and $113,000 at September 1, 2007 and September 2, 2006, respectively. During Fiscal 2007 and Fiscal 2006, the Company reduced the allowance for uncollectible accounts by $18,000 and $33,000, respectively. Accounts receivable over 90 days past due, including discontinued operations accounts receivable over 90 days past due, were $66,000 and $464,000 at September 1, 2007 and September 2, 2006, respectively.

Inventories.  Inventories are stated at the lower of cost or market and include materials, labor, and overhead costs. Cost is determined using the first-in, first-out method (FIFO). The majority of the inventory is purchased based upon contractual forecasts and customer purchase orders, in which case excess or obsolete inventory is generally the customers’ responsibility.

Property and Equipment.  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the property and equipment. The approximate useful lives of building and improvements are 10-39 years and fixtures and equipment are 3-10 years. Depreciation and amortization expense on property and equipment for both continuing and discontinued operations was $1,831,000, $2,320,000 and $2,233,000 for the fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, respectively.

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

Patents.  External costs associated with patents are capitalized and amortized over 84 months or the remaining life of the patent, whichever is shorter. Amortization expense related to patents was $88,000, $88,000 and $72,000 for Fiscal 2007, 2006 and 2005, respectively. Amortization expense is expected to approximate $63,000, $46,000, $33,000, $15,000 and $4,000 in each of the next five fiscal years, respectively. The book value of the patents are as follows:

	As of September 1,	As of September 2,
	2007	2006

Patent asset balance	$590,000	$580,000
Less accumulated amortization	(429,000)	(342,000)

Net patent value	$161,000	$238,000

Impairment of Notes Receivable.  The Company routinely performs an analysis as to the probability that a receivable is collectible. A note receivable is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note receivable agreement including scheduled interest payments. At September 1, 2007, the Company had written off the remaining balance of a note receivable from a former director as uncollectible. No other notes receivable are recorded on the books of the Company at September 1, 2007.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $6.1 million as of September 1, 2007.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

We did not recognize any impairment charges for our long-lived assets, including intangible assets, during fiscal 2007, 2006 or 2005. While we currently believe the expected cashflows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.

Research, Development and Engineering.  The Company expenses all research, development and engineering costs as incurred.

Shipping and Handling.  The Company includes shipping and handling revenue in net sales and shipping and handling costs in cost of sales.

Advertising.  Advertising costs are charged to expense as incurred. Advertising costs were $95,000, $511,000 and $187,000 for the years ended September 1, 2007, September 2, 2006 and August 31, 2005, respectively, and are included in selling, general and administrative expense.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on September 1, 2005 using the modified prospective method.

We have granted stock options over the years to employees and directors under various stockholder approved stock option plans. As of September 1, 2007, 883,325 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees. Based on these valuations, we recognized compensation expense of $125,000 ($.01 per share) in Fiscal 2007 related to the amortization of the unvested portion of these options compared to $437,000 ($0.05 per share) for Fiscal 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. Stock based compensation expense for outstanding options as of September 1, 2007 is expected to approximate $82,000, $35,000, $10,000, $0 and $0 in each of the next five fiscal years, respectively.

Stock based compensation expense related to the restricted stock was $60,000 and $24,000 for Fiscal 2007 and Fiscal 2006, respectively. As of September 1, 2007, 27,000 shares of restricted stock remain unvested. Stock based compensation expense for outstanding restricted stock as of September 1, 2007 is expected to approximate $29,000, $29,000, $7,000, $0 and $0 in each of the next five fiscal years, respectively.

In addition, during Fiscal 2006, we modified the terms of 100,000 options to accelerate vesting on any unvested portion of these grants and to extend the exercise period on 25,000 options for 90 days beyond normal terms. The effect of these actions was an additional non-cash expense of $42,000 which was recorded in the quarter ended February 25, 2006. No changes or modifications were made to any outstanding options during Fiscal 2007.

There were no options granted in the twelve months ended September 1, 2007. There were 5,000 options granted in the twelve months ended September 2, 2006. There were 80,000 options granted during the twelve months ended August 31, 2005.

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

Prior to Fiscal 2006, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based employee compensation for periods prior to Fiscal 2006, our net loss per share would have increased to the pro forma amounts indicated below:

Fiscal Year Ended
August 31,
2005
(In thousands, except
share data)

Loss attributable to common shareholders as reported	$(717)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation (expense determined under fair value based method for all awards)	(2,974)

Loss attributable to common shareholders pro forma	$(3,691)

Basic and diluted loss attributable to common shareholders per share as reported	$(0.09)
Stock-based compensation expense	(0.35)

Basic and diluted loss attributable to common shareholders per share pro forma	$(0.44)

Customer Deposits.  Customer deposits result from cash received in advance of manufacturing services being performed.

Income (Loss) Per Common Share.  Basic income (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding assuming the exercise of convertible preferred stock, dilutive stock options and warrants. The dilutive effect of the stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method. During periods of loss, convertible preferred stock, options and warrants are not dilutive and are thus excluded from the calculation.

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

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1 million reduction in inventory carrying costs as of September 2, 2006. The Company will continue to review its estimates on a going forward basis, which could result in additional changes in estimate for the carrying costs associated with our inventories.

Financial Instruments.  The fair value of accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of the Company’s borrowings and other long-term liabilities outstanding approximate their carrying values based upon current market rates of interest.

Discontinued Operations:  The sale of the RFID business unit to a third party was completed on August 31, 2007 pursuant to the terms of an Asset Purchase Agreement dated August 30, 2007. The transaction involved the sale of substantially all of the assets and liabilities of RFID. The Company has restated the previously reported financial results of RFID to report the net results as a separate line in the consolidated statements of operations as “Income (loss) from discontinued operations” for all periods presented, and the assets and liabilities of RFID on the consolidated balance sheets have been separately classified as “Assets/Liabilities of discontinued operations”. In accordance with Emerging Issues Task Force (EITF) 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations.

New Accounting Pronouncements.  The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, our Fiscal 2008. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 was effective for our Fiscal 2007 and did not have a material effect on our financial position, results of operations or cash flows.

Note 2

Liquidity

We generated a net loss in Fiscal 2007 of $5,657,000, a net loss in Fiscal 2006 of $6,057,000 and net income in Fiscal 2005 of $355,000. Net sales declined in each of Fiscal 2007 and Fiscal 2006 as compared to the prior fiscal year. The Company experienced an increase in sales in Fiscal 2005 compared to Fiscal 2004 and anticipated the sales increase to continue during Fiscal 2006. As a result, our selling, general and administrative costs and research, development and engineering costs were structured to support higher level of anticipated sales.. The higher sales levels were not achieved during Fiscal 2006 or Fiscal 2007 and cost reductions were not implemented until late in Fiscal 2006 and throughout Fiscal 2007. These cost reductions had little to no impact in reducing the operating loss

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during Fiscal 2006 and the severance costs and capitalized inventory overhead adjustments negatively impacted results during Fiscal 2007. In addition, during Fiscal 2007, a change in the sales mix at our AMO segment reduced the overall gross margin contribution on the sales that were achieved at that division. During Fiscal 2006, the operating losses were funded in part by the refund of the security deposit on our AMO facility in the amount of $1.35 million (net of additional security deposits on other debt of $320,000). The operating losses sustained during Fiscal 2007 have been funded through borrowing under our various line of credit facilities and the Company has excess borrowing capacity under its current line of credit facility to fund the operation through its turnaround efforts over the next several quarters.

In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that was secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expired on April 18, 2007 and was paid off in full in April and May 2007.

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

On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return, he is paid a guarantee fee in the amount of $8,000 per month by the Company in consideration for the guarantee and collateral pledge. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria, Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe, Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. As of September 1, 2007, the prime rate was 8.25%. The term loan has a 60 month amortization period with monthly payments that began June 1, 2007 with the balance due and payable in full on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility with a term date of May 15, 2010.

These credit facilities with Wells Fargo Business Credit (“Wells”) contain customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum/minimum cumulative net loss/net income position through February 2008 and a minimum debt service coverage ratio beginning with the Company’s fiscal year 2008. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Wells under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in the Company’s Chairman of the Board, which if they occur may constitute an event of default. In November 2007, Wells waived all previous covenant violations for Fiscal 2007 and agreed to work with the Company to establish new covenant levels for the future. Based upon the discussions with Wells regarding the

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposed new covenant levels, the Company believes it will be able to meet the new financial covenants in Fiscal 2008, once established.

On August 31, 2007, the Company sold its RFID business unit for $3 million cash, resulting in a pre-tax gain of approximately $1.7 million reported in the Company’s Fiscal 2007 results. Cash proceeds from the sale were used to reduce borrowing under the Company’s existing credit facility as of September 1, 2007.

As a result of these events, at September 1, 2007 our sources of liquidity consisted of $177,000 of cash, offset by $191,000 in checks in excess of bank balances, and had available approximately $3,700,000 of borrowing capacity under our revolving credit facility. Our liquidity, however, is affected by many factors, some of which are based on the normal ongoing operations of our business, the most significant of which include the timing of the collection of receivables, the level of inventories and capital expenditures.

Beginning in mid-Fiscal 2006, the Company focused efforts on changing its cost structures and operating structures in an effort to reduce costs and strengthen the operational performance of each of segment. The most significant change was to shift from a centralized management of our segments to setting up a general manager for each of our operations. Some additional cost reductions were further undertaken at our Victoria facility towards the end of Fiscal 2006. The impacts of these changes along with the reduction of overall sales levels were not adequate to move the Company to a level of profitability by the end of the Fiscal 2006 and negatively impacted the first quarter of Fiscal 2007. Further cost reductions were undertaken during Fiscal 2007 to better align costs with current revenue levels. These reductions also had a negative impact on Fiscal 2007 due in part to severance obligations in certain instances.

Beginning in Fiscal 2007, the Company continued to target cost structures and operational improvements. Additional cost reductions have already been initiated in addition to operational improvement initiatives at each of our segments. Revised operating budgets have been established to allow us to focus our efforts on our operating activity and expenses and to improve gross margins and minimize costs. Initiatives include or included:

•	Refinancing our debt to improve cash flow.

•	Emphasis on sales efforts in all of our business segments.

•	Focusing on gross margin improvements at all segments by focusing on our material costs, labor costs, overhead structures and product mix.

•	Structuring our staffing to work within our current sales levels for all of our general and administrative costs and engineering costs, and to reorganize the staff as necessary to position the Company for growth.

•	Pursuing additional sublease tenants for the excess space in our Boulder facility while allowing for adequate room for expansion in the AMO segment. This will help to offset a portion of the operating and lease costs of that facility.

•	Reduction in inventories by reviewing buying procedures and reducing any excess on hand inventory while maintaining the required inventories to meet customer demand.

During Fiscal 2007, we limited spending for manufacturing equipment. All expenditures were made on an as needed basis and future capital expenditures have been budgeted at approximately $1 million for Fiscal 2008 as we assessed our needs to expand our manufacturing capacity and our technological capabilities in order to meet the expanding needs of our customers. It is expected that these expenditures will be funded from existing cash, cash generated from operations, lease financing and available debt financing.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels that may include reduction of spending for research and development, engineering, elimination of budgeted raises, and reduction of non-strategic employees and the deferral or elimination of capital expenditures. In addition, we believe that other

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sources of liquidity are available which may include issuance of the Company’s stock, the expansion of our credit facilities and the issuance of long-term debt. However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

Note 3

Other Financial Statement Data

The following provides additional information concerning selected consolidated balance sheet accounts at September 1, 2007 and September 2, 2006:

	Fiscal Year Ended
	September 1,	September 2,
	2007	2006
	(In thousands)

Inventories:
Purchased parts	$2,591	$4,377
Work in process	325	625
Finished goods	344	1,190

	$3,260	$6,192

Accrued liabilities:
Employee related costs	$973	$1,347
Real estate taxes	16	193
Customers deposits	31	126
Current portion of long-term liabilities	79	79
Warranty reserve	11	12
Other accrued liabilities	383	420

	$1,493	$2,177

Other long-term liabilities:
Remaining sublease lease obligation	$474	$513
Unfavorable operating lease, net	487	527
Accrued lease expense	835	588

Total	1,796	1,628
Less current maturities	79	79

Total other long-term liabilities	$1,717	$1,549

Note 4

Warranty Obligations

Sales of our products are subject to limited warranty guarantees that typically extend for a period of twelve months from the date of manufacture. Warranty terms are included in customer contracts under which we are obligated to repair, replace or refund the purchase price of any components or assemblies our customers deem defective due to workmanship or materials. We do, however, reserve the right to reject warranty claims where we

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine that failure is due to normal wear, customer modifications, improper maintenance, or misuse. Warranty provisions are based on estimated returns and warranty expenses applied to current period revenue and historical warranty incidence over the preceding twelve-month period. Both the experience and the warranty liability are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s product warranty accrual for each of the fiscal years in the three-year period ending September 1, 2007:

	Balance at			Balance at
	Beginning of Year	Provisions	Claims	End of Year
	(In thousands)

Fiscal 2007	$12	$7	$8	$11
Fiscal 2006	$132	$(79)	$41	$12
Fiscal 2005	$139	$125	$132	$132

Note 5

Long-Term Debt, including Revolving Line of Credit Facility

Our long-term debt consists of the following:

	September 1,	September 2,
	2007	2006
	(In thousands)

Commerce Bank mortgage payable in monthly installments of principal and interest of $9 based on a twenty-year amortization with a final payment of approximately $1,039 due in November 2009; collateralized by our Victoria facility	$1,097	$1,122
Commerce Financial Group, Inc. equipment loan which was paid in full during Fiscal 2007	—	361
Wells Fargo Business Credit Term Loan payable in monthly principal installments of $6 through May 2010 based on a 60 month amortization with a final payment of approximately $150 due in May 2010; collateralized by equipment located at our Tempe facility	323	—
Wells Fargo Business Credit Revolving Line of Credit with a three year term through May 2010; available borrowing is based on advance rates of accounts receivable and certain inventories; collateralized by substantially all assets of the Company and additional collateral provided by Mr. Leahy, the Company’s chairman	2,114	—
Capital lease and commercial loan obligations; payable in installments of $83 with periods ending July 2008 through February 2010; collateralized with certain machinery and equipment	1,664	2,379

Total	5,198	3,862
Less current maturities	848	1,038

Total long-term debt	$4,350	$2,824

The Company had two separate loans in the original aggregate amount of $2,350,000 under Term Loan Agreements with Commerce Bank, a Minnesota state banking association, and its affiliate, Commerce Financial Group, Inc., a Minnesota corporation. The first loan, with Commerce Bank, in the amount of $1,200,000 was executed on October 14, 2003. This loan remains outstanding and is secured by our Victoria, Minnesota facility. The term of the first loan is six years with a nominal interest rate of 6.50% per year for the first three years. The rate was adjusted per the original agreement on November 1, 2006 to 9.25% per year. Monthly payment of principal and interest is based on a twenty-year amortization with a final payment of approximately $1,039,000 due on November 1, 2009. The second loan, with Commerce Financial Group, Inc., in the amount of $1,150,000 was

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executed on October 28, 2003. The second loan was secured by our Victoria facility and certain equipment located at our Tempe facility. The second loan was due October 27, 2007, but the loan was paid off early through the use of the proceeds from the Wells Fargo Business Credit revolving line of credit and term loan facilities that were entered into on May 15, 2007. There was no outstanding balance under the second loan as of September 1, 2007.

The Company has not been in compliance with the debt service coverage ratios required by these agreements beginning with the quarter ended May 27, 2006. The Company received waivers for any violations of its debt covenants with Commerce Bank and Commerce Financial Group, Inc. through September 1, 2007 and the Company expects to receive any needed waivers for future period.

During Fiscal 2006, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment, primarily at our Tempe facility. Most of these leases were entered into with Commerce Financial Group and are secured by the equipment being leased and a secured interest in our Victoria building. The total principal amount of these leases as of September 1, 2007 is $1,508,000 with an average effective interest rate of 12.5%. These agreements are for 36 to 45 months with reduced payments in the last year of the lease. At the end of the lease we have the option to purchase the equipment for $1 or at an agreed upon value which is generally not less than 15% nor greater than 20% of the original equipment cost.

On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he is paid a guarantee fee in the amount of $8,000 per month by the Company. The revolving credit facilities are secured by accounts receivable and inventories and a third mortgage position on the Company’s Victoria Minnesota production facility. The term loan is secured by a first priority security interest in all non-leased assets at the Company’s Tempe Arizona production facility. The revolving line of credit advance rates are based on outstanding balances of both domestic and foreign accounts receivable and certain inventory balances. The interest rate on the revolving line of credit advances is 2% over prime and the term loan interest rate is 2.25% over prime, except upon an event of default. At September 1, 2007, the prime rate was 8.25%, which was also the weighted average rate for Fiscal 2007 for these credit facilities. The term loan has a 60 month amortization period with monthly payments that began June 1, 2007 with the balance due and payable in full on May 15, 2010. The revolving credit facilities are due on May 15, 2010. The credit facilities require a minimum interest charge of $150,000 per year and there is an unused line fee of 0.25% under the revolving credit facility. At September 1, 2007, the unused line was approximately $5.9 million, with availability based on collateral of approximately $3.7 million.

Principal maturities of long-term debt at September 1, 2007, are as follows:

Fiscal Years Ending	(In thousands)

2008	$98
2009	102
2010	3,334

Total	$3,534

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum capital lease payments are as follows for the fiscal years ending after September 1, 2007:

Fiscal Years Ending	(In thousands)

2008	$917
2009	736
2010	258

Total	1,911
Less: amount representing interest	(247)

Present value of future minimum lease payments	1,664
Less: current portion	(750)

Capital lease obligations, net of current portion	$914

The book value of the capital leases are as follows:

	As of September 1,	As of September 2,
	2007	2006

Capital lease asset balance	$3,092,000	$3,092,000
Less accumulated amortization	(908,000)	(346,000)

Net capital lease asset value	$2,184,000	$2,746,000

Note 6

Line of Credit

In April 2006, the Company entered into a $2,000,000 revolving line of credit with Beacon Bank that was secured by a portion of our inventory and our foreign accounts receivable and guaranteed by the Small Business Administration (the “Line of Credit”). The Line of Credit expired in April 2007 and was paid off in April and May 2007.

In May 2003, the Company entered into an accounts receivable agreement (the “Credit Agreement”) with Beacon Bank of Shorewood, Minnesota which was scheduled to expire February 1, 2007. The Credit Agreement provided for a maximum amount of credit of $5,000,000. The Credit Agreement was an accounts receivable backed facility and was additionally secured by inventory, intellectual property and other general intangibles. This Credit Agreement was paid off in November 2006.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7

Income Taxes

Income tax expense (benefit) for the fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, consisted of the following:

Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005
(In thousands)

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred	—	—	—

Income tax expense (benefit)	$—	$—	$—

Actual income tax expense (benefit) differs from the expected amount based upon the statutory federal tax rates as follows:

	Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005

Federal statutory tax rate	34.0%	34.0%	(34.0)%
State income tax rate (net of federal tax effect)	5.2	5.2	—
Change in valuation allowance	(40.3)	(43.3)	34.0
Other	1.1	4.1	—

Effective tax rate	—%	—%	—%

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 1, 2007 and September 2, 2006 are as follows:

	Fiscal Year Ended
	September 1,	September 2,
	2007	2006
	(In thousands)

Deferred tax assets (current):
Receivables	$40	$46
Inventories	263	402
Accrued liabilities	225	382

	528	830

Deferred tax assets (long-term):
Net operating loss carry-forward	11,829	8,929
Capital loss carry-forward	235	235
Licensing agreement reserve	0	196
Stock based compensation	68	188
Other	189	189

Gross deferred tax assets (long-term)	12,321	9,737
Less: Deferred tax assets valuation allowance	(12,103)	(9,821)

Net deferred tax assets (long-term)	218	(84)

Deferred tax liabilities (long-term):
Property and equipment	(746)	(746)

Net deferred tax liabilities (long-term)	(746)	(746)

Net deferred tax asset	$—	$—

The Company has federal and state net operating loss carry-forwards at September 1, 2007, of approximately $30.1 and $20.1 million, respectively, which is available to reduce income taxes payable in future years. If not used, this carry-forward will expire in years 2012 through 2027. Under the Tax Reform Act of 1986, the utilization of this tax loss carry-forward may be limited as a result of significant changes in ownership.

The valuation allowance for deferred tax assets as of September 1, 2007 was $12,103,000 and as of September 2, 2006, was $9,821,000. The total valuation allowance for the fiscal year ended September 1, 2007 increased by $2,282,000 and increased in Fiscal 2006 by $2,626,000. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Note 8

Stock Benefit Plans

1998 Plan.  Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), a maximum of 2,000,000 shares of common stock may be issued pursuant to qualified and nonqualified stock options. Stock options granted become exercisable in varying increments with a portion tied to the closing stock price or up to a maximum of ten years, whichever comes first. The exercise price for options granted is equal to the closing market price of the common

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of the grant. At September 1, 2007, the number of shares available for grant under the 1998 Plan was 1,794,000.

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

Under the 1989 Plan, substantially all regular full-time employees are given the opportunity to designate up to 10% of their annual compensation to be withheld, through payroll deductions, for the purchase of common stock at 85% of the lower of (i) the market price at the beginning of the plan year, or (ii) the market price at the end of the plan year. During our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, 0, 0 and 37,000 shares at prices of $0, $0 and $2.50, respectively, were purchased under the 1989 Plan in connection with the employee stock purchase plan. At September 1, 2007, the number of shares available for grant under the 1989 Plan was 30,000.

Directors’ Plan.  During Fiscal 1999, the shareholders approved the 1998 Stock Option Plan for Non-employee Directors (the “Director’s Plan”). Under the Director’s Plan, 425,000 shares are authorized for issuance, with an initial year grant of 55,000 shares and an annual grant thereafter of 10,000 shares to each non-employee director. These grants are effective each year upon adjournment of the annual shareholders’ meeting at an exercise price equal to the market price on the date of grant. The options become exercisable at the earlier of seven years after the grant date or on the first day the market value equals or exceeds $25.00. These options expire ten years after the grant date. There have been no shares available for grant under this plan since Fiscal 2004.

2005 HEI, Inc. Employee Stock Purchase Plan.  During Fiscal 2006, the shareholders approved the 2005 HEI, Inc. Employee Stock Purchase Plan, which includes a total of 300,000 shares of the Company’s Common Stock reserved for issuance under the Plan. The purpose of the Plan is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and paying for such purchases through periodic payroll deductions. No shares were purchased under this Plan in Fiscal 2006. The 2005 HEI, Inc. Employee Stock Purchase Plan was terminated effective December 31, 2006 as the plan was never implemented and no shares were purchased under the Plan during Fiscal 2006.

Change of Control.  Under the terms and conditions of the Company’s 1989 Plan and the Director’s Plan, a change of control in the Company’s Board of Directors, under certain circumstances, requires a vesting of all unexercised stock options. As of September 1, 2007, approximately 713,000 of the 883,000 outstanding options are fully vested and have expiration dates ranging from November 2008 through November 2015. None of the options outstanding at September 1, 2007 were in-the-money.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Activity.  The following is a summary of all activity involving the above stock option plans:

		Weighted
		Average
	Options	Exercise Price	Aggregate Intrinsic
	Outstanding	Per Share	Value

Balance, August 31, 2004	1,446,100	5.05

Granted	384,000	2.96
Exercised	—	—
Cancelled	(173,125)	5.01

Balance, August 31, 2005	1,656,975	4.59

Granted	5,000	3.69
Exercised	(25,000)	1.87
Cancelled	(300,000)	3.87

Balance, September 2, 2006	1,336,975	$4.80

Granted	—	—
Exercised	—	—
Cancelled	(453,650)	3.16

Balance, September 1, 2007	883,325	$5.64	$0

Options exercisable	712,606	$5.86	$0

The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $0.74 as of September 1, 2007, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options outstanding as of September 1, 2007.

During the fourth quarter of Fiscal 2005, the Board of Directors voted to accelerate the vesting of all stock options outstanding to employees that were issued in Fiscal 1999, 2000, 2001 and 2002 so that all were 100% exercisable as of July 1, 2005. As defined in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” it was determined that there was no compensation expense as a result of the acceleration of the vesting of the outstanding options. Options that were exercisable as of September 1, 2007, September 2, 2006 and August 31, 2005 were 712,606, 857,250 and 815,325, respectively. The average exercise price of exercisable options at September 1, 2007, September 2, 2006 and August 31, 2005 was $5.86, $5.47 and $5.92, respectively.

The following table summarizes information about stock options outstanding as of September 1, 2007:

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$1.28-1.68	90,000	$1.50	6.16	80,000	$1.53
$2.16-3.18	173,500	2.81	6.30	152,375	2.84
$3.27-4.38	228,375	3.45	6.66	130,031	3.52
$5.50-7.70	222,350	6.24	2.54	202,350	6.27
$9.00-13.13	90,500	11.70	2.45	89,250	11.71
$13.56-14.56	73,600	13.89	3.33	53,600	13.89
$20.38-20.38	5,000	20.38	3.01	5,000	20.38

	883,325	$5.64	4.77	712,606	$5.86

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted in Fiscal 2007. The weighted average grant-date fair value of options granted during our fiscal years ended September 2, 2006 and August 31, 2005, was $1.87 and $2.15, respectively. The weighted average fair value of options was determined separately for each grant under the Company’s various plans by using the fair value of each option and warrant grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005

Risk-free interest rates	N/A	4.50%	3.72%
Expected life	N/A	4 years	8 years
Volatility	N/A	61%	72%
Expected dividends	N/A	None	None

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

Restricted Stock Awards.  Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting period. A summary of the Company’s restricted stock activity for the Fiscal year ended September 1, 2007 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Shares	Value	Term

Unvested, beginning of period	58,800	$3.24
Granted	28,570	1.40
Vested	(38,320)	1.86
Forfeited	(22,050)	3.32

Unvested, end of period	27,000	$3.18	2.38 years

As of September 1, 2007, there was $65,000 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average period of 2.38 years.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9

Net Income ( Loss) Per Share Computation

The components of net income (loss) per basic and diluted share are as follows:

	Fiscal Year Ended
	September 1,	September 2,	August 31,
	2007	2006	2005
	(In thousand, except share data)

Basic:
Loss from continuing operations	$(7,188)	$(5,402)	$(317)
Income (loss) from discontinued operations	(217)	(655)	672
Gain on sale of discontinued operations	1,748	—	—

Net income (loss)	(5,657)	(6,057)	355
Deemed dividend on preferred stock	—	—	1,072

Loss attributable to common shareholders	$(5,657)	$(6,057)	$(717)

Income (loss) per common share:
Continuing operations	$(0.75)	$(0.57)	$(0.04)
Discontinued operations	0.16	(0.07)	0.08
Net income (loss)	(0.59)	(0.64)	0.04
Deemed dividend on preferred stock	—	—	(0.13)

Net loss attributable to common shareholders	$(0.59)	$(0.64)	$(0.09)

Weighted average number of common shares outstanding	9,522,000	9,469,000	8,382,000

Diluted:
Loss from continuing operations	$(7,188)	$(5,402)	$(317)
Income (loss) from discontinued operations	(217)	(655)	672
Gain on sale of discontinued operations	1,748	—	—

Net income (loss)	(5,657)	(6,057)	355
Deemed dividend on preferred stock	—	—	1,072

Loss attributable to common shareholders	$(5,657)	$(6,057)	$(717)

Income (loss) per common share:
Continuing operations	$(0.75)	$(0.57)	$(0.04)
Discontinued operations	0.16	(0.07)	0.08
Net income (loss)	(0.59)	(0.64)	0.04
Deemed dividend on preferred stock	—	—	(0.13)

Net loss attributable to common shareholders	$(0.59)	$(0.64)	$(0.09)

Weighted average number of common shares outstanding	9,522,000	9,469,000	8,382,000
Effect of convertible preferred stock	—	—	382,000
Effect of dilutive stock options	—	—	194,000

Weighted average shares assuming dilution	9,522,000	9,469,000	8,958,000

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 1,835,000, 2,289,000 and 1,646,000 shares under stock options and warrants have been excluded from the calculation of diluted net loss per common share as they are antidilutive for our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, respectively.

Note 10

Equity Offerings and Deemed Dividend

In November 2005, the Company issued 100,000 shares of common stock to the landlord of the Boulder, Colorado lease in connection with the terms of the lease agreement. The shares were valued based on the fair market value on the date of issuance for total value of $336,000 and the resulting prepaid lease deposit is being amortized over the remaining term of the lease.

Sale of Convertible Preferred Stock

On May 9, 2005, we completed the sale of 130,538 shares of our Series A convertible preferred stock(“preferred stock”) in a private placement to a group of institutional and accredited investors. Gross proceeds to us from the offering were $3.4 million. Each share of preferred stock is convertible into ten shares of our common stock, which in the aggregate would represent an additional 1,305,380 shares of common stock. Through September 1, 2007, 985,380 shares of common stock have been issued in connection with the conversion of 98,538 shares of Convertible Preferred Stock.

The purchase price of the preferred stock was $26.00 per share. In connection with the financing, we also issued to the investors and the agent five-year warrants to purchase up to 527,152 shares of common stock at an exercise price of $3.05 per share. If the warrant holders exercise the warrants in full we would receive an additional approximately $1.6 million in cash proceeds. There are no dividend, coupon or redemption rights associated with our preferred stock; however our preferred stock includes a liquidation preference. The Convertible Preferred Shares have voting rights on an “as if” converted basis. We agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on The NASDAQ Capital Market. We issued warrants to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share as compensation to the placement agent who assisted in the private placement. The registration rights relating to the common stock issuable upon conversion of the preferred stock expired on June 23, 2007 and the S-1 Registration Statement is not current as of September 1, 2007.

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

Deemed Dividend on Convertible Preferred Stock

In view of the fact that the preferred stock contained an embedded beneficial conversion feature, we recorded a deemed dividend on preferred stock in our financial statements for Fiscal 2005. This non-cash dividend is to reflect the implied economic value to the preferred shareholders of being able to convert their shares into common stock at a discounted price. In order to determine the dividend value, we allocated the proceeds of the offering between preferred stock and the common stock warrants that were issued as part of the offering based on their relative fair values. The fair value allocated to the warrants of $850,000 was recorded as equity. The fair value allocated to the preferred stock of $2,550,000 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,072,000 at the date of issuance of the preferred stock. This amount was charged to accumulated deficit with the offsetting credit to additional paid-in-capital. We treated the deemed

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net income (loss) to “loss available to common shareholders.”

Note 11

Related party Note Payable, Guarantee by Related Party and Notes Receivable-Related Parties-Officers and Former Directors

On November 3, 2006, Thomas F. Leahy, the Chairman of the Board of Directors of the Company, loaned the Company $5,000,000 dollars (the “Secured Loan”). The Company’s obligations under the Secured Loan were evidenced by a promissory note (the “Note”) and a security agreement. The Note had an original principal amount of $5,000,000, required the Company to pay monthly installments of interest, and was due and payable on November 2, 2007. The unpaid principal of the Note was repayable at any time without prepayment penalty or premium. Unpaid principal due under the Note bore interest at the rate of fifteen percent (15%) per annum, commencing on November 3, 2006 with such interest rate increasing by one percent (1%) each calendar month, beginning January 1, 2007, up to a maximum of twenty percent (20%) per annum. The Note was paid off on May 15, 2007 through the use of the proceeds from the Wells Fargo Busienss Credit revolving line of credit and term loan facilites entered into on May 15, 2007 (see Note 5). During the period of time that this related party Note was outstanding, the Company paid Mr. Leahy a total of $451,000 in interest payments.

In order to provide an inducement to Wells Fargo Business Credit to advance funds sufficient to pay off his outstanding loan while providing the Company with adequate working capital access under the revolving line of credit facility, Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return for the guarantee and collateral pledge, he is paid a guarantee fee in the amount of $8,000 per month by the Company. The total guarantee fee paid to Mr. Leahy for Fiscal 2007 was $28,000. The Company cannot currently determine how long the guarantee will be in place.

In Fiscal 2001, the Company recorded notes receivable of $1,266,000 from certain officers and directors in connection with the exercise of stock options. Of the remaining balance of $68,000 as of the end of Fiscal 2006, $51,000 was paid to the Company during Fiscal 2007 and the remaining balance of $17,000 was written off as uncollectible as of September 1, 2007.

Note 12

Litigation Recoveries

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

During Fiscal 2006 and 2007, the Company continued to seek to collect additional amounts from Mr. Fant and other parties relating to the litigation. In March 2007, the Company received a final settlement of $275,000 before deducting accumulated legal fees of approximately $50,000, which is included in other income in the consolidated statements of operations for Fiscal 2007. Following the receipt of the settlement, the Company ceased all further action in this matter.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13

Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. Employees can make voluntary contributions to the plan of up to 90% of their compensation not to exceed the maximum specified by the Internal Revenue Code. The plan also provides for a discretionary contribution by the Company. During our fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005, the Company contributed $196,000, $225,000 and $93,000, respectively to the plan for both continuing and discontinued operations.

Note 14

Commitments and Contingencies

We lease an approximate 13,000 square foot production facility in Tempe, Arizona for our high density flexible substrate operations. The lease extends through July 31, 2010. Base rent is approximately $100,000 per year. We lease another approximately 4,000 square foot mixed office and warehouse space facility in Tempe, Arizona that is used for office and storage space in support of the Tempe operation. The lease coincides with the lease on the other Tempe space and terminates July 31, 2010. The base rent is approximately $32,000 per year.

We lease an approximate 152,000 square foot facility in Boulder, Colorado for our AMO segment operations. Our base rent is approximately $1,486,000 for Fiscal 2008. In addition to the base rent, we pay all operating costs associated with this building. The annual base rent increases each year by 3%. The Boulder facility is leased until September 2019. Currently, we occupy approximately 76,000 square feet of the facility and approximately 55,000 is vacant. In April 2005, we entered into a ten year sublease agreement for approximately 21,000 square feet with a high quality tenant. This is a ten year lease which provides for rental payments and reimbursement of operating costs. Aggregate rental and operating cost payments payable of approximately $281,000 per year commenced in November 2006. We are continuing to look for sublease tenants for the remaining 55,000 square feet of vacant space.

Total rent expense for the years ended September 1, 2007, September 2, 2006 and August 31, 2005 including common area costs and real estate taxes was $1,967,000, $2,156,000 and $1,524,000, respectively for both continuing and discontinued operations.

The operating lease and other contractual commitments, future minimum lease payments and excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

Minimum Operating
Fiscal Year Ending	Lease Commitments
(In thousands)

2008	$1,751
2009	1,765
2010	1,720
2011	1,625
2012	1,672
Thereafter	13,339

Total minimum lease payments	$21,872

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15

Discontinued Operation and Sale of RFID Business Unit

On August 31, 2007, the Company completed the sale of the Company’s RFID business unit (“RFID”) to a third party. The Company acquired RFID in October 2001 and operated the business unit as part of its Microelectronics segment. RFID provided radio frequency identification products to the industrial and consumer markets. All results of operations and assets and liabilities of RFID have been restated and classified as discontinued operations.

The sale of RFID was completed on August 31, 2007 pursuant to the terms of a Asset Purchase Agreement dated August 30, 2007. The transaction involved the sale of RFID for $3 million cash, including substantially all assets and liabilities of RFID at closing. The sales price was not subject to a price adjustment.

The gain on the sale of RFID is calculated as follows:

(In thousands)

Cash received	$3,000
Less: Transferred assets, net of liabilities of RFID	(1,205)
Less: Transaction costs	(47)

Gain on sale	$1,748

Assets and liabilities of RFID at September 1, 2007 and September 2, 2006 were as follows:

	2007	2006
	(In thousands)

Accounts receivable, net	$—	$617
Inventories	—	808
Other current assets	—	29
Current assets of discontinued operations	—	1,454
Net property and equipment of discontinued operations	—	468
Accounts payable	—	206
Accrued liabilities	—	7
Current liabilities of discontinued operations	—	213

Condensed consolidated statements of operations for RFID for fiscal years ended September 1, 2007, September 2, 2006 and August 31, 2005 are as follows:

	Fiscal Year
	2007	2006	2005
	(In thousands)

Net sales	$3,234	$3,570	$3,989
Gross profit	538	124	822
Selling, general and administrative	583	534	98
Research and development	183	237	37
Other income (expense), net	11	(8)	(15)
Income (loss) from discontinued operations	$(217)	$(655)	$672

Depreciation expense for RFID was $127,000, $249,000 and $256,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16

Major Customers and Concentration of Credit Risk

The table below sets forth the approximate percentage of net sales to major customers that represented over 10% of our revenue.

	Fiscal Years Ended
Customer	2007	2006	2005

Animas (a Johnson & Johnson company)	14%	10%	10%
Cochlear (formerly Crystalaid)	11%	15%	6%
GE Medical Systems	3%	9%	13%

Total	28%	34%	29%

Accounts receivable from these customers represented 23% and 32% of the total accounts receivable at September 1, 2007 and September 2, 2006, respectively.

The Company generally sells its products to OEMs in the United States and abroad in accordance with supply contracts or purchase orders specific to certain manufacturer product programs. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral from its customers. The Company’s continued sales to these customers are often dependent upon the continuance of the customers’ product programs.

Note 17

Geographic Data

Sales to customers by geographic region as a percentage of net sales are as follows:

	Fiscal Year Ended
	September 1, 2007		September 2, 2006		August 31, 2005
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	(In thousands)		(In thousands)		(In thousands)

United States	$29,745	77%	$36,723	75%	$36,714	70%
Canada/Mexico	582	2%	31	0%	3,540	7%
Europe	3,219	8%	4,378	9%	4,859	9%
Asia-Pacific	4,838	13%	7,929	16%	7,325	14%
South America	—	0%	—	0%	204	0%

Total	$38,384	100%	$49,061	100%	$52,642	100%

Note 18

Segment Information

We operate the business under two business segments. These segments are described below:

Microelectronics Operations:  This segment consists of two facilities — Victoria and Tempe — that design, manufacture and sell ultra miniature microelectronic devices and high technology products incorporating these devices.

Advanced Medical Operations:  This segment consists of our Boulder facility that provides design and manufacturing outsourcing of complex electronic and electromechanical medical devices.

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the approximate percentage of our net sales by markets served.

	Fiscal Years Ended
Market	2007	2006	2005

Medical/Hearing	85%	84%	87%
Communications	13%	14%	11%
Industrial	2%	2%	2%

Segment information for Fiscal 2007, 2006 and 2005 was as follows, in thousands:

	Fiscal 2007
		Microelectronics	Advanced Medical	Discontinued
	Corporate	Operations	Operations	Operations	Total

Net sales	$—	$22,720	$15,664	—	$38,384
Gross profit	—	2,270	(703)	—	1,567
Operating expense	3,587	3,798	598	—	7,983
Operating income (loss)	(3,587)	(1,528)	(1,301)	—	(6,416)
Loss from discontinued operations net of gain on sale of discontinued operations	—	—	—	1,531	1,531
Total assets	—	11,028	4,674	—	15,702
Depreciation and amortization	—	1,623	239	127	1,989
Capital expenditures	—	317	97	37	451

	Fiscal 2006
		Microelectronics	Advanced Medical	Discontinued
	Corporate	Operations	Operations	Operations	Total

Net sales	$—	$31,183	$17,878	—	$49,061
Gross profit	—	6,185	1,653	—	7,838
Operating expense	7,400	3,512	1,518	—	12,430
Operating income (loss)	(7,400)	2,673	135	—	(4,592)
Loss from discontinued operations	—	—	—	(655)	(655)
Total assets	—	19,483	5,467	1,922	26,872
Depreciation and amortization	—	1,886	338	249	2,473
Capital expenditures	—	602	318	35	955

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2005
		Microelectronics	Advanced Medical	Discontinued
	Corporate	Operations	Operations	Operations	Total

Net sales	$—	$29,388	$23,254	—	$52,642
Gross profit	—	5,847	4,915	—	10,762
Operating expense	7,046	2,242	1,924	—	11,212
Operating income (loss)	(7,046)	3,605	2,991	—	(450)
Income from discontinued operations	—	—	—	672	672
Total assets	—	16,422	9,417	2,655	28,494
Depreciation and amortization	—	1,793	405	256	2,454
Capital expenditures	—	1,110	119	85	1,314

Note 19

Settlement Gain

During Fiscal 2005, we entered into a settlement agreement related to an outstanding claim against the seller of the AMO operations that we acquired in January 2003. The net effect of this settlement, after offsetting legal and other related costs, was a gain of $300,000. All the cash related to this settlement was received in Fiscal 2005.

Note 20

Summary of Quarterly Operating Results (Unaudited)

A summary of the quarterly operating results for Fiscal 2007 and 2006 is as follows (unaudited):

Fiscal Year 2007	First	Second	Third	Fourth	Total
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$12,106	$9,906	$8,903	$7,469	$38,384
Gross Profit	1,276	745	281	(735)	1,567
Operating Loss	(1,254)	(1,165)	(1,588)	(2,408)	(6,416)
Loss from continuing operations	(1,494)	(1,652)	(1,422)	(2,620)	(7,188)
Income (loss) from discontinued operations	(57)	41	(167)	(34)	(217)
Gain on sale of discontinued operations	—	—	—	1,748	1,748
Net loss	$(1,551)	$(1,611)	$(1,589)	$(906)	$(5,657)
Loss per share from continuing operations — basic and diluted	$(0.16)	$(0.17)	$(0.15)	$(0.27)	$(0.75)
Income (loss) per share from discontinued operations — basic and diluted	(0.01)	0.00	(0.01)	(0.00)	(0.02)
Gain on sale of discontinued operations — basic and diluted	—	—	—	0.18	0.18
Net loss per share — basic and diluted	$(0.16)	$(0.17)	$(0.17)	$(0.09)	$(0.59)
Weighted average shares outstanding — basic and diluted	9,505	9,509	9,514	9,519	9,522

HEI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2006	First	Second	Third	Fourth	Total
	(Unaudited)
	(In thousands, except per share amounts)

Net Sales	$13,057	$10,712	$12,393	$12,899	$49,061
Gross Profit	2,744	1,417	2,429	1,248	7,838
Operating Loss	(387)	(1,727)	(671)	(1,806)	(4,592)
Loss from continuing operations	(486)	(1,826)	(911)	(2,179)	(5,402)
Income (loss) from discontinued operations	(145)	139	(200)	(450)	(655)
Net loss	$(630)	$(1,687)	$(1,111)	$(2,629)	$(6,057)
Loss per share from continuing operations — basic and diluted	$(0.05)	$(0.19)	$(0.10)	$(0.23)	$(0.57)
Income (loss) per share from discontinued operations — basic and diluted	(0.02)	0.01	(0.02)	(0.04)	(0.07)
Net loss per share — basic and diluted	$(0.07)	$(0.18)	$(0.12)	$(0.27)	$(0.64)
Weighted average shares outstanding — basic and diluted	9,401	9,480	9,491	9,505	9,469

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
HEI, Inc. and subsidiaries
Victoria, MN

We have audited the accompanying consolidated balance sheets of HEI, Inc. and subsidiaries as of September 1, 2007 and September 2, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 1, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEI, Inc. and subsidiaries as of September 1, 2007 and September 2, 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 30, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

During the course of the audit of the consolidated financial statements for Fiscal 2007, our independent registered public accounting firm, Virchow, Krause & Company, LLP, did not identify any deficiencies in internal controls which were considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants.

There were no changes in our system of internal controls during the fourth quarter of Fiscal 2007. In July 2006, Mark Thomas replaced Timothy Clayton as the Company’s Chief Financial Officer. In October 2006, Mark Thomas also became the Company’s Chief Executive Officer.

Our management team, including our Chief Executive Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period.

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

Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will have to include management’s evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text-version of the CEO and CFO certifications referencing management’s responsibility for internal controls. However, in this fiscal year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management’s evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission. Beginning with our Annual Report on Form 10-K for Fiscal 2009, we will have to include both management’s evaluation of internal control and the auditor attestation.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover a failure to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Information required under this item will be contained in our 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this item will be contained in our 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters.

Information required under this item will be contained in our 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence .

Information required under this item will be contained in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required under this item will be contained in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements — See Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits:

3.1		Amended and Restated Articles of Incorporation of HEI, Inc.	Note 1
3.2		Amended and Restated Bylaws of HEI, Inc.	Note 1
3.3		Amendments to the Amended and Restated Bylaws of HEI, Inc., effective as of March 19, 2003	Note 6
3.4		Articles of Amendment of the Amended and Restated Articles of Incorporation of HEI, Inc.	Note 13
3.5		Second Amended and Restated Bylaws of HEI, Inc.	Note 14
4.1		Certificate of Designation of Common Stock of HEI, Inc.	Note 7
4.2		Second Certificate of Designation of Common Stock of HEI, Inc.	Note 15
4.3		Certificate of Designation of Series A Convertible Preferred Stock of HEI, Inc.	Note 15
4.4		Form of Stock Certificate for shares of Series A Convertible Preferred Stock of HEI, Inc.	Note 16
*10	.1	Form of Indemnification Agreement between HEI and officers and directors	Note 2
*10	.2	HEI, Inc. 1989 Omnibus Stock Compensation Plan, adopted April 3, 1989, and as Amended and Restated effective November 15, 1991, and as amended effective April 29, 1992, May 11, 1994, and October 31, 1996	Note 3
*10	.3	HEI, Inc. 1998 Stock Option Plan, adopted November 18, 1998, and amended effective January 20, 2000, January 24, 2001, February 20, 2002 and January 12, 2006.	Note 4
*10	.4	HEI, Inc. 1998 Stock Option Plan for Nonemployee Directors, adopted November 18, 1998, and amended effective June 7, 1999 and December 12, 2002.	Note 6

10.12		Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 5
10.14		Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 6
10.15		Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.	Note 6
10.16		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 6
10.17		Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 6
10.18		Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6
10.19		Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group, Inc.	Note 6
10.20		Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6
10.21		Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6
10.22		Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6
10.24		Amendment dated December 12, 2003, to Accounts Receivable Agreement, dated May 29, 2003, by and among HEI, Inc. and Beacon Bank.	Note 6
10.30		Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 11
10.31		Lease Agreement, dated October 1, 2004, by and between HEI, Inc. and Boulder Investors LLC.	Note 8
10.32		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Bank.	Note 9
10.33		Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 9
10.34		Amendment dated December 7, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, and July 1, 2004, by and among HEI, Inc. and Beacon Bank.	Note 10
10.36		Amendment dated July 7, 2005, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on July 1, 2004 and December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 17
10.37		Consulting Agreement, dated January 12, 2005, between Emerging Capital and HEI, Inc.	Note 12
10.39		Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Bank.	Note 18
10.40		Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 18
10.41		Notice, Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Beacon Bank.	Note 18
10.42		Amendment dated January 12, 2005 to the Accounts Receivable Agreement dated May 29, 2003, and previously amended December 12, 2003, July 1, 2004, December 7, 2004 and December 29, 2004 by and between HEI, Inc. and Beacon Bank.	Note 19
10.43		Waiver and Release Agreement dated January 26, 2005 between HEI, Inc. and Douglas Nesbit.	Note 20
*10	.44	Engagement Letter dated January 12, 2005, effective as of February 28, 2005, between HEI, Inc. and Emerging Capital.	Note 21
*10	.45	HEI, Inc. 2006 Nonemployee Director Stock Purchase Plan, dated January 13, 2006.	Note 22
*10	.46	Nonemployee Director Stock Purchase Agreement.	Note 22
10.47		Form of Commercial Loan Agreement and Note dated as of April 18, 2006 by and between HEI, Inc. and Beacon Bank.	Note 23

10.48		Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Bank.	Note 24
10.49		Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 24
10.50		Waiver dated as of May 27, 2006 by and between HEI, Inc. and Commerce Leasing Corporation, a division of Commerce Financial Group, Inc.	Note 24
*10	.51	Independent Contractor Agreement dated June 26, 2006 between HEI, Inc. and Mark Thomas Enterprises, LLC.	Note 25
*10	.53	Employment Agreement dated July 10, 2006 between HEI, Inc. and Scott Stole.	Note 26
*10	.54	Severance and Release Agreement dated October 20, 2006 between HEI, Inc. and Mack V. Traynor III	Note 27
*10	.55	Promissory Note dated November 3, 2006 made payable to Thomas F. Leahy in the original principal amount of $5,000,000.	Note 28
*10	.56	2005 Employee Stock Purchase Plan.	Note 29
*10	.57	2006 Amendment to 1998 Stock Option Plan	Note 30
†21		Subsidiaries of the Registrant.
†23	.1	Consent of Virchow, Krause & Company, LLP.
†31	.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-115982), filed with the Securities and Exchange Commission on May 28, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

(9)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2005, and incorporated herein by reference.

(13)	Form of which was filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005

(14)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 8, 2005.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on May 11, 2005.

(16)	Filed as Exhibit 3.6 to the Registration Statement on Form S-1 filed with the SEC on June 23, 2005.

(17)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 5, 2005.

(19)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2005.

(20)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on February 1, 2005.

(21)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on March 4, 2005.

(22)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2006.

(23)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 18, 2006.

(24)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 22, 2006.

(25)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 30, 2006.

(26)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 11, 2006.

(27)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 2, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 3, 2006.

(29)	Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005.

(30)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 2, 2006, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEI, INC.

By:	/s/ MARK B. THOMAS
Mark B. Thomas
Chief Executive Officer, Chief Financial Officer, Treasure and Secretary Principal Executive Officer and Principal Financial Officer

Date: November 30, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ THOMAS F. LEAHY Thomas F. Leahy	Chairman of the Board of Director	November 30, 2007

/s/ TIMOTHY F. FLOEDER Timothy F. Floeder	Director	November 30, 2007

/s/ MICHAEL J. EVERS Michael J. Evers	Director	November 30, 2007

/s/ ROBERT W. HELLER Robert W. Heller	Director	November 30, 2007

/s/ MARK B. THOMAS Mark B. Thomas	Director, Principal Executive Officer and Principal Financial Officer	November 30, 2007

INDEX TO EXHIBITS

The following exhibits are filed with this annual Report on Form 10-K:

21	Subsidiaries of the Registrant.
23.1	Consent of Virchow, Krause & Company, LLP
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.