Form 10-K/A
period 2007-09-01
HEI INC
filed 2007-12-31
CIK 351298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2007
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
     As of December 28, 2007, 9,542,887 of the registrant’s common shares, par value $.05 per share, were outstanding.

Explanatory Note
     This Amendment No. 1 to the Annual Report of HEI, Inc. (“HEI” or the “Company”) on Form 10-K for the fiscal year ended September 1, 2007 (the “2007 Form 10-K”) is filed to amend the following items in their entirety:
•	Item 10 (Directors, Executive Officers and Corporate Governance),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence),

•	Item 14 (Principal Accountant Fees and Services),

•	Item 15 (Exhibits and Financial Statement Schedules) and

•	Exhibit 23 (Consent of Independent Registered Public Accounting Firm).
     Other than the items listed above, there are no other changes to the 2007 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in HEI’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of the 2007 Form 10-K.
Documents Incorporated By Reference
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The names and ages of all directors and the positions held by each with the Company are as follows:

Name	Age	Position
Thomas F. Leahy	65	Chairman of the Board
Robert W. Heller	61	Director
Michael J. Evers, Ph.D.	72	Director
Mark B. Thomas	45	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Timothy F. Floeder	49	Director
George M. Heenan	68	Director
     Thomas F. Leahy, age 65, has served as a director and the Chairman of the Company since February 2006. A private investor, he has served as a director of a number of public companies. Mr. Leahy is a former director and officer of Advance Circuits, Inc., a printed circuit board manufacturer.
     Robert (Bob) W. Heller, age 61, has served as a director of the Company since March 2005. Mr. Heller is currently the owner and president of Heller Capital, Inc, a personal investment company, which he founded in 1999. His business focuses on providing and coordinating capitalization and advisory services to growing companies. Mr. Heller worked as a Management Consultant for Arthur Andersen & Co. (now known as Accenture), where he specialized in manufacturing. From 2001 to 2003, Mr. Heller served as the Chief Executive Officer of Work Force ROI, Inc. From 1977 to 1996, Mr. Heller served in a variety of positions, including Chief Executive Officer and Chief Operating Officer, for Advance Circuits, Inc., a manufacturer of printed circuit boards and a pioneer of chip packaging using laminate materials. Following his tenure at Advance Circuits, Inc., Mr. Heller served as interim CEO at two companies until permanent arrangements could be made. Additionally, he spent 18 months as Vice President of Operations for a computer manufacturing company. Mr. Heller obtained his Bachelor of Science degree from North Dakota State University where he majored in Industrial Engineering. He completed his Master’s degree in Industrial Administration at Krannert School of Management, with an emphasis in Operations Management. Mr. Heller currently serves on the Board of Directors for Electro-Sensors, Inc. (NASDAQ: ELSE) and PPT Vision, Inc. (OTC BB: PPTV), both publicly-held companies, as well as on the Board of Directors of two privately-held companies: Horton, Inc. and Skipperliner Industries.
     Michael J. Evers, Ph.D., age 72, has served as a director of the Company since June 2003. Dr. Evers is Dean Emeritus and Professor of Strategic Management at the College of Business at the University of St. Thomas. He served as Dean of the Graduate School of Business from 1984 to 1995, growing the graduate programs and application-oriented education centers to be one of the largest graduate business schools in the United States. He was instrumental in the development of the Minneapolis campus of the University of St. Thomas. From 1998 to 2000, he served as interim President/Chief Executive Officer of the Minnesota Center for Corporate Responsibility and led the re-invention of the non-profit business association into the Center for Ethical Business Cultures, affiliated with St. Thomas and the University of Minnesota. Prior to his university positions, he held managerial positions in manufacturing, engineering, program management and marketing at North American Rockwell, McDonnell-Douglas, Emerson Electric and National Distribution Services, respectively. He served thirty years in the Active and Reserve U.S. Air Force as a Senior Contracting Officer and Detachment Commander, retiring in the rank of Colonel. He received his Ph.D., MBA and BBA from the University of Minnesota. He also currently serves on the Board of Directors for Minnesota Scientific, Inc. and Wavecrest Corporation, both privately-held companies, and Infinite Graphics, Inc. (Pink Sheets: INFG.PK), a publicly-held company. Mr. Evers also serves as a member of the Compensation Committee for Wavecrest Corporation.

     Mark B. Thomas, age 45, has served as a director since May 2007 and as our Chief Executive Officer since October 2006 and as our Chief Financial Officer since July 2006. From October 2004 to July 2006, Mr. Thomas served as President of Mark Thomas Enterprises, LLC, a Minneapolis-based consulting firm which focuses on turnaround and financial management for both publicly-traded and privately-held companies. From 1992 through 2004, Mr. Thomas was President, CEO, CFO and a director of Ballistic Recovery Systems, Inc. (OTC BB: BRSI), a publicly-held provider of whole-aircraft emergency parachute systems to the general aviation and recreational aviation markets. Mr. Thomas is a certified public accountant (inactive) and holds a bachelor’s degree in accounting from Moorhead State University.
     Timothy F. Floeder, age 49, served as a director of the Company from December 2002 to December 2007. Through January 2007, Mr. Floeder was the Vice President of Business Development for Compex Technologies, Inc., a wholly-owned subsidiary of Encore Medical Corporation. Compex designs, manufactures and sells home-use devices for pain management, rehabilitation, fitness, health and wellness for healthcare and consumer markets in the USA and Europe. Mr. Floeder previously was an investment banker, serving as Managing Director of Mergers and Acquisitions for Miller Johnson Steichen Kinnard, Inc., a regional investment securities firm, from 1996 until 2002. He also served in a variety of financial positions, including Chief Financial Officer and Director for a large privately-held regional electrical contractor and industrial products distributor, from 1984 to 1996, and held both public and private accounting positions from 1980 to 1984. Mr. Floeder is a CPA (inactive) and has received an MBA in finance from the Carlson School of Management, a BSB in accounting from the University of Minnesota, and completed the Management Executive Program at the Carlson School of Management.
Mr. Floeder resigned from the Company’s board of directors and its committees on December 5, 2007.
     George M. Heenan, age 68, served as a director of the Company from June 2003 to October 2007. Mr. Heenan is Chairman and CEO of Excelsius Partners, Ltd., a business development company. He has served in this position since 2004. From 1986 until 2004, Mr. Heenan served as the Chairman and Founder of Heenan Investments, a private investment company, when Heenan Investment’s activities were merged into Excelsius Partners in 2004. He also serves as an Executive Fellow for the College of Business at the University of St. Thomas. Mr. Heenan is the former Director of the Institute of Strategic Management at the University of St. Thomas. He served as the Director from 1996 to 2004. Mr. Heenan is also an instructor in the certified franchise program at Nova Southeastern University. Mr. Heenan’s background includes experience in start-up, emerging growth, Fortune 500 and Fortune 200 companies, as well as management of venture capital partnerships. Mr. Heenan has previously held a number of management and executive positions at Medtronic Inc., Control Data, Medical Industrial Capital, Clarus Medical, Bissell Healthcare Company and Camp Preston Group. Mr. Heenan also serves on a number of private and advisory boards, including the Board of Directors of Minnesota Scientific, Inc. a privately-held supplier of surgical equipment, since 1998 and the Advisory Board of Adayana, Inc. He is a graduate of St. Ambrose College with a B.S. in Physics. He also attended University of Wisconsin-Madison and has completed the Operations Management Program at Harvard University.
     Mr. Heenan resigned from the Company’s board of directors and its committees on October 24, 2007.
Meetings of the Board
     During the fiscal year ended September 1, 2007 (“Fiscal 2007”), the Board held a total of 17 meetings and took action by written action or consent resolution 9 times. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all committees of the Board on which each director served from the date elected to the Board.
Audit Committee
     As of the end of Fiscal 2007, the members of the Audit Committee were Messrs. Floeder (Chair), Heenan and Heller, each of whom was “independent” as that term is defined in the NASDAQ Marketplace Rules and satisfies the audit committee independence standard under

Rule 10a-3(b)(1) of the Exchange Act. The Audit Committee held 5 meetings during Fiscal 2007. The Audit Committee operates under a written Audit Committee Charter that was approved by the Board, upon recommendation of the Audit Committee, on March 2, 2005. The Audit Committee reviewed and discussed the Company’s audited consolidated financial statements for Fiscal 2007 with the management of the Company. Additionally, the Audit Committee discussed with Virchow Krause & Company, LLP (“Virchow Krause”), the Company’s independent registered accounting firm for Fiscal 2007, the matters required by SAS No. 61. The Audit Committee also received the written disclosures and the letter from Virchow Krause required by the Independence Standards Board Standard No. 1 and discussed with the auditing firm its independence. Based on the discussions and reviews noted above, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2007.
     During Fiscal 2007, Timothy Floeder was the “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. We acknowledge that the designation of Mr. Floeder as the audit committee financial expert does not impose on Mr. Floeder any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Floeder as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.
     Mr. Heenan resigned from the Company’s board of directors and its committees on October 24, 2007. Effective November 7, 2007, Mr. Michael Evers filled the vacancy on the Company’s Audit Committee that was caused by Mr. Heenan’s resignation.
     Mr. Floeder resigned from the Company’s board of directors and its committees on December 5, 2007. Following Mr. Floeder’s resignation, the Company no longer met the requirements for independence for the Board of Directors or its committees and no longer has a designated “audit committee financial expert”, and has no plans to comply with these requirements at the present time.
Compensation Committee
     The Compensation Committee, consists of Dr. Evers (Chair), Mr. Heller and Mr. Leahy. Dr. Evers and Mr. Heller are “independent” as that term is defined in the NASDAQ Marketplace Rules. The Compensation Committee is responsible for administering the Company’s equity compensation plans and for determining and reviewing executive compensation. The Compensation Committee held 2 meetings during Fiscal 2007.
Nominating and Corporate Governance Committee
     The Nominating and Corporate Governance Committee, consists of Mr. Heller (Chair) and Dr. Evers, each of whom is “independent” as that term is defined in the NASDAQ Marketplace Rules. The Nominating and Corporate Governance Committee is responsible for, among other things, creating and maintaining the overall corporate governance policies for the Company, nominating persons to serve on the Board, determining compensation for non-employee directors, and for overseeing performance evaluation for directors. The Nominating and Corporate Governance Committee acts pursuant to a charter, a current copy of which is available to shareholders at the Company’s website at http://www.heii.com/investor.aspx. The Nominating and Corporate Governance Committee held a total of 1 meeting during Fiscal 2007.
Shareholder Communication with the Board
     The Company welcomes communications from shareholders of the Company. Any shareholder who wishes to communicate with the Board or one or more members of the Board should do so in writing to the Chief Executive Officer of the Company, at the principal office of the Company, 1495 Steiger Lake Lane, Victoria, Minnesota, 55386. The Chief Executive Officer is directed to forward each communication to the director or directors of the Company for whom it is intended.

Executive Officers
     Set forth below are the names and ages of current executive officers of HEI, Inc., as well as information regarding their positions with HEI and their business experience as of end of Fiscal 2007. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Age	Position
Mark B. Thomas	45	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
     Mark B. Thomas, age 45, has served as a director since May 2007 and as our Chief Executive Officer since October 2006 and as our Chief Financial Officer since July 2006. From October 2004 to July 2006, Mr. Thomas served as President of Mark Thomas Enterprises, LLC, a Minneapolis-based consulting firm which focuses on turnaround and financial management for both publicly-traded and privately-held companies. From 1992 through 2004, Mr. Thomas was President, CEO, CFO and a director of Ballistic Recovery Systems, Inc. (OTC BB: BRSI), a publicly-held provider of whole-aircraft emergency parachute systems to the general aviation and recreational aviation markets. Mr. Thomas is a certified public accountant (inactive) and holds a bachelor’s degree in accounting from Moorhead State University.
Code of Business Conduct and Ethics
     The Company has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The Company has also adopted a Code of Ethics for Senior Financial Officers. The Board is responsible for overseeing both codes. Any waivers of the codes for directors and executive officers must be approved by the Board of Directors. The codes are available, free of charge, on our website at http://www.heii.com/investor.aspx. We will provide, free of charge to any person, a copy of our codes. Requests should be sent to Mark B. Thomas at HEI, Inc., 1495 Steiger Lake Lane, Victoria, Minnesota 55386.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of the registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
     To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended September 1, 2007 and other information available to it, its officers, directors, and greater than ten-percent beneficial owners complied with all Section 16(a) filing requirements.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     Decisions on compensation of the Company’s executive officers generally have been made by the Compensation Committee of the Board. The current members of the Compensation Committee are Dr. Evers (Chair), Mr. Heller and Mr. Leahy.
     The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company’s long-term goals, reward above average corporate performance, recognize individual initiative and achievements, assist the Company in attracting and retaining qualified executives and align the long-term interests of management with those of the Company’s shareholders. Executive compensation is set at levels that the Compensation Committee believes to be competitive with those offered by employers of comparable size, growth and profitability in our industry.

Elements of Compensation
     Executive compensation consists of the following elements:
     Base Salary. Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the salaries of individuals in comparable positions and markets. Base salaries are reviewed annually, and adjusted from time to time to address inflation and to take into account individual responsibilities, performance and experience.
     The compensation of Mr. Thomas, who served as the Company’s Chief Executive Officer and Chief Financial Officer for Fiscal 2007, was approved for a base salary of $225,000. The Compensation Committee has not finalized the annual compensation of Mr. Thomas for Fiscal 2008.
     Annual Management Bonus Program. Due to the past operating losses of the Company, the Compensation Committee was not able to establish annual incentive compensation that was specifically tied to the Company’s financial performance. Instead, the objectives for Fiscal 2007 were to assess the Company’s current divisions including their revenues, operations and expense structures to determine how to achieve breakeven performance and position the Company for growth.
     The Compensation Committee has not determined the bonus to be paid to Mr. Thomas for Fiscal 2007 as of yet, but the bonus will not exceed 20% of Mr. Thomas’s annual base salary and may take the form of either cash and/or a restricted stock grant. For Fiscal 2008, the Compensation Committee is developing a program that focuses on achieving profitability at increasing levels based upon the reorganization of the Company that took place in Fiscal 2007.
     Long-Term Incentive Compensation. We believe that long-term incentives are an integral part of the overall executive compensation program and that the Company’s long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. While we previously used stock options as the primary long-term equity incentive vehicle, in 2006 we began using restricted stock awards instead. The Company does not have equity ownership requirements or currently established guidelines.
Restricted Stock.
     We expect to continue to use restricted stock as our primary long-term incentive vehicle because:
•	restricted stock and the related vesting period help attract and retain executives;

•	the value received by the recipient of a restricted stock award can be enhanced by the growth of the stock price; therefore, restricted stock enhances the executives’ incentive to increase our stock price and maximize stockholder value; and

•	restricted stock helps to provide a balance to the overall executive compensation program as base salary and our annual bonus plan focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.
     In determining the number of shares of restricted stock to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of restricted stock in relation to other elements of the individual executive’s total compensation. All awards of restricted stock are made by the Compensation Committee, except that our full Board will take action with respect to any equity awards made to our non-employee directors.
     During Fiscal 2007, the Compensation Committee made no awards of restricted shares or stock options to the Company’s executive officers.
     Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees.
Compensation Committee Report
     We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this report on Form 10-K/A. Based on the reviews and discussions referred to above, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this report.
     The foregoing has been furnished by the Compensation Committee.
Michael J. Evers
Robert W. Heller
Thomas F. Leahy
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is comprised of Messrs. Evers, Heller and Leahy. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors.
Summary Compensation Table
     The following table sets forth information concerning the compensation of our named executive officers for fiscal year 2007:

					Non-Equity
				Option	Incentive Plan	All Other
Name and Principal			Bonus	Awards	Compensation	Compensation
Position	Year	Salary ($)	($)	($)	($)	($)	Total ($)
Mark B. Thomas (1)	2007	195,577	—	—	—		195,577
Chief Executive Officer and Chief Financial Officer
Scott M. Stole (2)	2007	137,534	—	—	—	30,000	167,534
Vice President- RFID Division
Mack V. Traynor, III (3)	2007	31,538	—	—	—	145,000	176,538
Former Chief Executive Officer

(1)	Mr. Thomas was named the Company’s Chief Executive Officer effective October 20, 2007. Mr. Thomas is eligible to receive an incentive bonus based on Fiscal 2007 performance at the sole discretion of the board of directors. Said bonus has not been determined as of yet, but will not exceed 20% of Mr. Thomas’s annual base salary and may take the form of either cash and/or a restricted stock grant.

(2)	Mr. Stole was the Company’s Vice President — RFID Division until his employment was terminated on August 31, 2007 when the Company sold that business unit. The “All Other Compensation” represented a severance payment of $30,000.

(3)	Mr. Traynor resigned his position as the Company’s Chief Executive Officer and Director effective October 20, 2006. The “All Other Compensation” represented a severance payment of $145,000.
Grants of Plan-Based Awards
     The following table sets forth certain information with respect to grants of plan-based awards for the year ended September 1, 2007 to the named executive officers.
Grants of Plan-Based Awards

								All Other	All Other Option
								Stock	Awards:	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Number of	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive Plan			Number of	Securities	Price of	Fair Value
		Plan Awards			Awards			Shares of	Underlying	Option	of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	and Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(#)	($/Sh)	Awards
Mark B. Thomas	0	$0	$0	$0	0	0	0	0	0
— Chief Executive Officer and Chief Financial Officer
Scott M. Stole	0	$0	$0	$0	0	0	0	0	0
— Vice President — RFID Division
Mack V. Traynor, III	0	$0	$0	$0	0	0	0	0	0
— Former Chief Executive Officer

Employment Contracts
     The Company has written no Employment Contracts with the named executives. Mr. Thomas is employed as the Company's Chief Executive Officer and Chief Financial Officer on an "at will" basis with no written employment contract. There are no provisions for change of control or severance for Mr. Thomas. These arrangements for Mr. Thomas were recommended by the Compensation Committee and approved by the full board prior to Mr. Thomas's appointment as the Company's Chief Executive Officer.
Equity Incentive Plans
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
Outstanding Equity Awards
     The following table sets forth certain information with respect to outstanding equity awards at September 1, 2007 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan			Number	Market	Number of	Value of
			Awards:			of	Value of	Unearned	Unearned
	Number of	Number of	Number of			Shares	Shares	Shares or	Shares or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That Have	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Mark B. Thomas —	0	0	0			0	$0	0	$0
Chief Executive Officer and Chief Financial Officer

Scott M. Stole—	50,500	0	0	$8.85	11/29/07	0	$0	0	$0
Vice President — RFID Division

Mack V. Traynor, III	0	0	0			0	$0	0	$0
— Former Chief Executive Officer
Option Exercises and Shares Vested
     The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended August 31, 2007 with respect to the named executive officers.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
			Number of
	Number of		Shares
	Shares Acquired	Value Realized	Acquired	Value Realized on
Name and Principal Position	on Exercise (#)	on Exercise ($)	on Vesting (#)	Vesting ($)
Mark B. Thomas —	0		0
Chief Executive Officer and Chief Financial Officer

Scott M. Stole—	0		750	$1,1250
Vice President — RFID Division

Mack V. Traynor, III —	0		0
Former Chief Executive Officer
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
     We do not have any plan that provided for deferred compensation.

Compensation of Directors
Each non-employee, non-officer director receives an annual fee of $20,000 with $12,000 paid in cash and $8,000 paid in the form of restricted stock grants. The annual fee for Fiscal 2008 is expected to remain the same.
Compensation of our directors during fiscal year 2007 appears in the following table:
Director Compensation Table

	Fees
	Earned	Restricted
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($)	($)
Thomas Leahy	$12,000	$8,000	$20,000
Robert Heller	12,000	8,000	20,000
Michael Evers	12,000	8,000	20,000
Mark Thomas	—	—	—
Timothy Floeder	12,000	8,000	20,000
George Heenan	12,000	8,000	20,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table shows as of December 28, 2007 information regarding the beneficial ownership of the Common Stock by: (i) each person or group known to HEI to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all current directors and executive officers as a group.
     Except as otherwise indicated, the Company believes that the persons listed in the following table have sole voting and investment powers with respect to the Common Stock owned. Unless otherwise indicated, the address of each shareholder listed in the following table is c/o HEI, Inc., 1495 Steiger Lake Lane, Victoria, Minnesota 55386.

	Number
Name	of Shares(1)	Percentage

Mark B. Thomas, Chief Executive Officer and Chief Financial Officer (2)	—	*
Mack V. Traynor, III, Former Chief Executive Officer, President and Director (3)	4,051	*
Scott M. Stole, Vice President-RFID Division (4)	5,150	*
Thomas F. Leahy, Chairman of the Board, Director (5)	1,133,768	11.8%
Robert W. Heller, Director (6)	23,714	*
Michael J. Evers, Director (7)	33,714	*
Timothy F. Floeder, Director (8)	76,464	*
George M. Heenan, Director (9)	29,464	*
Minneapolis Portfolio Management Group, LLC (10)	894,101	9.3
All current directors and executive officers as a group (4 persons) (11)	1,191,196	12.4%

(1)	Based on 9,542,887 shares of Common Stock outstanding as of December 28, 2007. Such number does not include the Common Stock issuable upon exercise of stock options and warrants outstanding as of December 28, 2007. Each figure showing the percentage of outstanding Common Stock owned beneficially has been calculated by treating as outstanding and owned the Common Stock which could be purchased by the indicated person on December 28, 2007 or within 60 days of December 28, 2007 upon the exercise of such stock options and warrants.

(2)	Effective October 20, 2006, Mr. Thomas was named Chief Executive Officer.

(3)	Effective October 20, 2006, Mr. Traynor resigned as President, Chief Executive Officer and Director.

(4)	Effective August 31, 2007, Mr. Stole’s employment was terminated in conjunction with the sale of the Company’s RFID business unit.

(5)	Includes unvested restricted stock awards for 4,500 shares.

(6)	Consists of: (i) 15,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days and (ii) unvested restricted stock awards for 2,250 shares.

(7)	Consists of: (i) 20,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days and (ii) unvested restricted stock awards for 2,250 shares.

(8)	Consists of 70,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days. Effective December 5, 2007, Mr. Floeder resigned from the Company’s board of directors and its committees.

(9)	Consists of 20,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days. Effective October 24, 2007, Mr. Heenan resigned from the Company’s board of directors and its committees.

(10)	Based on information provided by Minneapolis Portfolio Management Group, LLC in a Form 13G filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007. The address provided in the Form 13G for Minneapolis Portfolio Management Group, LLC is 80 South 8th Street, Suite 1902, Minneapolis, MN 55402.

(11)	Includes: (i) 35,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days and (ii) 9,000 shares subject to unvested restricted stock awards owned by Messrs. Leahy, Evers and Heller. Includes directors and executive officers as of December 28, 2007.

*	Denotes share ownership of less than 1%
Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information can be found in Item 5 of Part II of this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     Under its charter, the Audit Committee has the responsibility to review and approve all related party transactions to which the Company may be a party prior to their implementation. To management’s knowledge, the only transaction requiring disclosure under Item 404 of Regulation S-K involving a director, officer or five percent shareholder or any family members of such persons in fiscal year 2006 or

2007, or currently has, any material interest, direct or indirect, in any transaction in which HEI was involved, is as follows:
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
     On May 15, 2007, the Company entered into a three year $8.0 million revolving credit facility pursuant to a Credit and Security Agreement with Wells Fargo Business Credit, and a three year $340,000 term loan. Borrowings under these facilities were used to repay the $5 million loan to the Company by Thomas F. Leahy, the Company’s Chairman of the Board, to repay certain obligations of the Company and for general operating purposes. Mr. Leahy guaranteed the financing package in an amount not to exceed $4 million and provided collateral to secure the guarantee in the amount of $4 million. In return, he is paid a guarantee fee in the amount of $8,000 per month by the Company in consideration for the guarantee and collateral pledge. During Fiscal 2007, the Company paid Mr. Leahy a total of $28,000 in guarantee fees.
Director Independence
     During Fiscal 2007, a majority of the Company’s Board of Directors were “independent” as defined by the listing standards of the Nasdaq Stock Market. To the knowledge of the Board of Directors, no independent directors had any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of the end of Fiscal 2007, our independent directors were Robert Heller, Michael Evers, George Heenan and Timothy Floeder. The Board of Directors had also determined that it satisfied the independence standards of the Nasdaq Stock Market during Fiscal 2007 with respect to the membership of the Board’s Audit Committee, Nominating Committee and Compensation Committee.
     Subsequent to the end of Fiscal 2007, George Heenan and Timothy Floeder resigned from the Company’s Board of Directors. As of December 5, 2007, the Company no longer met the requirements for independence for the Board of Directors or its committees.
Item 14. Principal Accountant Fees and Services
     Virchow Krause & Company, LLP (Virchow Krause) provided services to the Company during Fiscal 2007 and Fiscal 2006, which included, among other things, the audit of the Company’s Fiscal 2007 and Fiscal 2006 consolidated financial statements, reading of the Company’s Annual Report on Form 10-K for Fiscal 2007 and Fiscal 2006, reviews of the Company’s Quarterly Reports on Form 10-Q, and review of registration statements and other filings made with the SEC. The Company has selected Virchow Krause to continue as the Company’s auditors for Fiscal Year 2008.
Audit Fees
     The following table presents the aggregate fees billed to the Company in each of Fiscal 2006 and Fiscal 2007 for professional services rendered by Virchow Krause.

	Fiscal 2006		Fiscal 2007
Audit Fees	$126,576	(1)	$143,055	(1)
Audit Related Fees	3,900	(2)	2,877	(3)
Tax Fees	550	(4)	—
All Other Fees	7,800	(5)	485	(6)

Total Fees	$138,826		$146,417

(1)	Audit Fees for both Fiscal 2006 and 2007 included fees relating to quarterly reviews.

(2)	In Fiscal 2006, Audit Related Fees consisted of fees relating to the Audit Committee’s request to review certain employee expense reports for reasonableness and attendance at the 2006 Annual Meeting of the Shareholders.

(3)	In Fiscal 2007, Audit Related Fees consisted of fees relating to travel and the Audit Committee’s request to review certain employee expense reports for reasonableness.

(4)	In Fiscal 2006, Tax Fees consisted of fees relating to review of our 2005 tax return prepared by another accounting firm.

(5)	In Fiscal 2006, All Other Fees related to preparation and reviews of a Registration Statement on Form S-1, capital leases accounting, Colorado unemployment issues and CFO changes.

(6)	In Fiscal 2007, All Other Fees related to a review of accounting related matters regarding our AMO segment with our prior independent accounting firm.
Audit Committee Pre-Approval Policy
     The Audit Committee of the Board has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm engaged to audit the Company’s consolidated financial statements. The policy requires that all services to be provided by the Company’s auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Virchow Krause during Fiscal 2007.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of HEI, Inc.	Note 1

3.2	Amended and Restated Bylaws of HEI, Inc.	Note 1

3.3	Amendments to the Amended and Restated Bylaws of HEI, Inc., effective as of March 19, 2003	Note 6

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation of HEI, Inc.	Note 13

3.5	Second Amended and Restated Bylaws of HEI, Inc.	Note 14

4.1	Certificate of Designation of Common Stock of HEI, Inc.	Note 7

4.2	Second Certificate of Designation of Common Stock of HEI, Inc.	Note 15

4.3	Certificate of Designation of Series A Convertible Preferred Stock of HEI, Inc.	Note 15

4.4	Form of Stock Certificate for shares of Series A Convertible Preferred Stock of HEI, Inc.	Note 16

*10.1	Form of Indemnification Agreement between HEI and officers and directors	Note 2

*10.2	HEI, Inc. 1989 Omnibus Stock Compensation Plan, adopted April 3, 1989, and as Amended and Restated effective November 15, 1991, and as amended effective April 29, 1992, May 11, 1994, and October 31, 1996	Note 3

*10.3	HEI, Inc. 1998 Stock Option Plan, adopted November 18, 1998, and amended effective January 20, 2000, January 24, 2001, February 20, 2002 and January 12, 2006.	Note 4

*10.4	HEI, Inc. 1998 Stock Option Plan for Nonemployee Directors, adopted November 18, 1998, and amended effective June 7, 1999 and December 12, 2002.	Note 6

10.12	Accounts Receivable Agreement, dated May 29, 2003, by and between HEI, Inc. and Beacon Bank.	Note 5

10.14	Promissory Note, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 6

10.15	Term Loan Agreement, dated October 14, 2003, by HEI, Inc. and Commerce Bank.	Note 6

10.16	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 14, 2003, by HEI, Inc. in favor of Commerce Bank.	Note 6

10.17	Environmental Investigation Letter, dated October 14, 2003, by HEI, Inc. in	Note 6

favor of Commerce Bank.

10.18	Promissory Note, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6

10.19	Term Loan Agreement, dated October 28, 2003, by HEI, Inc. and Commerce Financial Group, Inc.	Note 6

10.20	Commercial Security Agreement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6

10.21	Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6

10.22	Environmental Investigation Letter, dated October 28, 2003, by HEI, Inc. in favor of Commerce Financial Group, Inc.	Note 6

10.24	Amendment dated December 12, 2003, to Accounts Receivable Agreement, dated May 29, 2003, by and among HEI, Inc. and Beacon Bank.	Note 6

10.30	Amendment dated July 1, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 11

10.31	Lease Agreement, dated October 1, 2004, by and between HEI, Inc. and Boulder Investors LLC.	Note 8

10.32	Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Bank.	Note 9

10.33	Waiver and Amendment, dated November 30, 2004, and executed as of December 3, 2004, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 9

10.34	Amendment dated December 7, 2004, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on December 13, 2003, and July 1, 2004, by and among HEI, Inc. and Beacon Bank.	Note 10

10.36	Amendment dated July 7, 2005, to Accounts Receivable Agreement, dated May 29, 2003, and previously amended on July 1, 2004 and December 13, 2003, by and among HEI, Inc. and Beacon Bank.	Note 17

10.37	Consulting Agreement, dated January 12, 2005, between Emerging Capital and HEI, Inc.	Note 12

10.39	Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Bank.	Note 18

10.40	Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 18

10.41	Notice, Waiver and Amendment dated as of December 29, 2004, and executed as of January 5, 2005, by and between HEI, Inc. and Beacon Bank.	Note 18

10.42	Amendment dated January 12, 2005 to the Accounts Receivable Agreement dated May 29, 2003, and previously amended December 12, 2003, July 1, 2004, December 7, 2004 and December 29, 2004 by and between HEI, Inc. and Beacon Bank.	Note 19

10.43	Waiver and Release Agreement dated January 26, 2005 between HEI, Inc. and Douglas Nesbit.	Note 20

*10.44	Engagement Letter dated January 12, 2005, effective as of February 28, 2005, between HEI, Inc. and Emerging Capital.	Note 21

*10.45	HEI, Inc. 2006 Nonemployee Director Stock Purchase Plan, dated January 13, 2006.	Note 22

*10.46	Nonemployee Director Stock Purchase Agreement.	Note 22

10.47	Form of Commercial Loan Agreement and Note dated as of April 18, 2006 by and between HEI, Inc. and Beacon Bank.	Note 23

10.48	Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Bank.	Note 24

10.49	Waiver and Amendment dated as of May 27, 2006 by and between HEI, Inc. and Commerce Financial Group, Inc.	Note 24

10.50	Waiver dated as of May 27, 2006 by and between HEI, Inc. and Commerce Leasing Corporation, a division of Commerce Financial Group, Inc.	Note 24

*10.51	Independent Contractor Agreement dated June 26, 2006 between HEI, Inc. and Mark Thomas Enterprises, LLC.	Note 25

*10.53	Employment Agreement dated July 10, 2006 between HEI, Inc. and Scott Stole.	Note 26

*10.54	Severance and Release Agreement dated October 20, 2006 between HEI, Inc. and Mack V. Traynor III	Note 27

*10.55	Promissory Note dated November 3, 2006 made payable to Thomas F. Leahy in the original principal amount of $5,000,000.	Note 28

*10.56	2005 Employee Stock Purchase Plan.	Note 29

*10.57	2006 Amendment to 1998 Stock Option Plan	Note 30

21	Subsidiaries of the Registrant.	Note 31

†23.1	Consent of Virchow, Krause & Company, LLP.

†31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits above:

(1)	Filed as an exhibit to the Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 23, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-2 (SEC No. 33-37285), filed with the Securities and Exchange Commission on October 15, 1990, and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC No. 333-115982), filed with the Securities and Exchange Commission on May 28, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

(9)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2005, and incorporated herein by reference.

(13)	Form of which was filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005

(14)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 8, 2005.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on May 11, 2005.

(16)	Filed as Exhibit 3.6 to the Registration Statement on Form S-1 filed with the SEC on June 23, 2005.

(17)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 5, 2005.

(19)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2005.

(20)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on February 1, 2005.

(21)	Filed as an exhibit to the Current Report on Amendment No. 1 to Form 8-K filed with the SEC on March 4, 2005.

(22)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 13, 2006.

(23)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 18, 2006.

(24)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 22, 2006.

(25)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 30, 2006.

(26)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 11, 2006.

(27)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 2, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 3, 2006.

(29)	Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of the Shareholders filed with the SEC on December 12, 2005.

(30)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 2, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 1, 2007, and incorporated herein by reference.

*	Denotes management contract or compensation plan or arrangement.

†	Filed herewith.

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
Mark B. Thomas
Chief Executive Officer, Chief Financial Officer, Treasure and Secretary Principal Executive Officer and Principal Financial Officer

Date: December 28, 2007

INDEX TO EXHIBITS
     The following exhibits are filed with this Amendment No. 1 to the annual Report on Form 10-K:
23.1	Consent of Virchow, Krause & Company, LLP

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.